Form 10-K/A
period 2015-12-31
Aralez Pharmaceuticals Inc.
filed 2016-03-31
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-37691

ARALEZ PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1283375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant (computed by reference to the closing sale price of $10.31 for the registrant’s common shares as reported on the NASDAQ Global Market on June 30, 2015) was approximately $260,695,649.  As of the close of business on March 8, 2016, there were 63,910,319 common shares issued and outstanding.

i

EXPLANATORY NOTE

The purpose of this amendment (“Amendment”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Aralez Pharmaceuticals Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 15, 2016 is being amended or updated by this Amendment.

As noted in our Annual Report, on February 5, 2016, we completed the acquisition of Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), by way of a court approved plan of arrangement in a stock transaction with an estimated purchase price of $138 million made up of (i) $115 million related to Tribute shares, equity awards and certain warrants outstanding and (ii) $23 million in repayments of Tribute indebtedness.  In connection with the transaction, POZEN Inc., a Delaware corporation (“Pozen”), and Tribute were combined under and became subsidiaries of Aralez, with Pozen treated as the acquiring company for accounting purposes (the “Tribute Transaction”).  Pursuant to Rule 12g-3(a) under the Exchange Act of 1934, as amended (the “Exchange Act”), Aralez is the successor issuer to Pozen.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” “the Company” and “our company” refer to Aralez Pharmaceuticals Inc. or our predecessor, Pozen, prior to the Tribute Transaction.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth names, ages and positions of our directors and executive officers:

Name	Age	Current Position
Executive Officers:
Adrian Adams	65	Chief Executive Officer
Andrew I. Koven	58	President and Chief Business Officer
Scott J. Charles	41	Chief Financial Officer
Jennifer L. Armstrong	46	Executive Vice President, Human Resources and Administration
Mark A. Glickman	50	Chief Commercial Officer
Eric L. Trachtenberg	43	General Counsel, Chief Compliance Officer and Corporate Secretary
James P. Tursi, M.D.	51	Chief Medical Officer
Directors:
Adrian Adams (4)	65	Director
Kenneth B. Lee, Jr.(1)(2)	68	Director
Arthur S. Kirsch(1)(3)(4)	64	Director and Chairman
Seth A. Rudnick, M.D.(2)(3)	67	Director
Neal F. Fowler(2)(3)	54	Director
Rob Harris (4)	60	Director
Jason M. Aryeh (2)(4)	47	Director
F. Martin Thrasher (1)(3)	64	Director

(1)  Member of our audit committee.

(2)  Member of our compensation committee.

(3)  Member of our nominating and corporate governance committee.

(4)  Member of our transaction committee.

Executive Officers

Our executive officers are elected by, and serve at the discretion of, our board of directors (the “Board”). There are no family relationships among any of our executive officers or directors.

Adrian Adams has been our Chief Executive Officer since February 5, 2016, and has been a director since December 11, 2015.  From May 2015 through February 5, 2016, Mr. Adams was the Chief Executive Officer and a director of Pozen, and served as a consultant to Pozen from April 2015 to May 2015. Previously, Mr. Adams served as Chief Executive Officer and President and as a director of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from December 2011 until January 2015, when it was acquired by Endo International plc. Prior to joining Auxilium, from September 2011 to November 2011, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, Inc., a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., a specialty pharmaceutical company, from February 2010 until May 2011, when it was acquired by Merck & Co., Inc. Previously, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc., a specialty pharmaceutical company, from March 2007 and May 2007, respectively, until February 2010, when Sepracor was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to his appointment as Chief Executive Officer of Sepracor, Mr. Adams served as its Chief Operating Officer. Prior to joining Sepracor, Mr. Adams served as the President and Chief Executive Officer of Kos Pharmaceuticals, Inc., a specialty pharmaceutical company, from 2002 until its acquisition by Abbott Laboratories in December 2006. Mr. Adams has also held general management and senior international and national marketing positions at SmithKline Beecham, Novartis and ICI (now part of AstraZeneca). Mr. Adams has served as chairman of the board of directors of AcelRx Pharmaceuticals, Inc. since February 2013 and recently served on the board of directors of Amylin Pharmaceuticals, Inc. from October 2007 to August 2012. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K.

Mr. Adams has also been a director of Pozen since June 2015. Mr. Adams’ position as Chief Executive Officer of Pozen, along with his many years of service in the pharmaceutical industry in chief executive positions, enables him to provide important insights regarding the operations of Pozen and the pharmaceutical industry generally, including finance, marketing, strategic planning, and senior management personnel matters.

Andrew I. Koven has been our President and Chief Business Officer since February 5, 2016.  Previously, Mr. Koven was the President and Chief Business Officer of Pozen from June 2015 through February 5, 2016. Prior to joining Pozen, Mr. Koven served as Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo International plc. Prior to that, from September 2011 to November 2011, Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc., a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc., a specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. From 1986 to 1992 he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993 he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S.

Scott J. Charles has been our Chief Financial Officer since February 5, 2016.  Mr. Charles was previously Chief Financial Officer of Pozen from January 1, 2016 through February 5, 2016, and was Pozen’s Senior Vice President Finance of from June 2015 through December 31, 2016. Prior to joining Pozen, Mr. Charles served as the Vice President of Finance and Treasurer at Ikaria, Inc., a critical care pharmaceutical company from April 2008 to June 2015. From April 2002 to March 2008, Mr. Charles worked at Reliant Pharmaceuticals, Inc. in various finance functions, culminating with serving as the Vice President of Finance and Treasurer from April 2006 to March 2008. Prior to that, he was a Manager of Assurance and Business Advisory Services at Arthur Andersen, LLP. He holds a Bachelor of Science degree in Business Administration from Bucknell University and is a Certified Public Accountant.

Jennifer L. Armstrong has been our Executive Vice President, Human Resources and Administration since February 5, 2016.  Ms. Armstrong was previously the Executive Vice President, Human Resources and Administration of Pozen from June 2015 through February 5, 2016.  Prior to joining Pozen, she served as Senior Vice President of Human Resources at Auxilium Pharmaceuticals, Inc., a specialty biopharmaceutical company, from July 2009 to March 2015. Prior to that, she served at Senior Vice President of Human Resources and Corporate Communications at Genaera Corporation, a specialty biopharmaceutical company, from January 1998 to May 2009. On June 12, 2009, Genaera Corporation transferred all of its assets and liabilities to the Genaera Liquidating Trust and filed a Certificate of Dissolution with the Delaware Secretary of State pursuant to the Plan of Complete Liquidation and Dissolution adopted at a special meeting of stockholders. Ms. Armstrong holds a Master’s degree in Arts Administration and a Bachelor’s degree in Corporate Communications, both from Drexel University.

Mark A. Glickman has been our Chief Commercial Officer since February 5, 2016.  From June 2015 to February 5, 2016, Mr. Glickman was the Chief Commercial Officer of Pozen. Mr. Glickman previously served as Executive Vice President of Sales and Marketing for Auxilium Pharmaceuticals, a specialty biopharmaceutical company, from February 2012 to February 2015. From February 2009 to February 2012, he served as Vice President in the medical device division at Otsuka America Pharmaceutical, Inc., a pharmaceutical and medical device company and a subsidiary of Otsuka America, Inc. Prior to Otsuka, Mr. Glickman served as Senior Vice President of Sales and Marketing at Oscient Pharmaceuticals Corp., a commercial-stage pharmaceutical company, from September 2007 to September 2009. Before joining Oscient, from May 2007 to September 2007, Mr. Glickman served as Vice President of Sales at Bayer Healthcare’s Diabetes Care Division. From 2001 to 2007, he held various positions at Kos Pharmaceuticals, including Director of Marketing, Regional Sales Director and Vice President of Sales. Mr. Glickman started his pharmaceutical career at Bristol-Myers Squibb where he was responsible for the marketing of cardiovascular products, including the blockbuster Plavix. Mr. Glickman holds a Master of Business Administration degree from New York University.

Eric L. Trachtenberg has been our General Counsel, Chief Compliance Officer and Corporate Secretary since February 5, 2016.  Previously, Mr. Trachtenberg was the General Counsel, Chief Compliance Officer and Corporate Secretary of Pozen from January 1, 2016 through February 5, 2016, and was Deputy General Counsel of Pozen from June 2015 through December 31, 2015.  Prior to joining Pozen, Mr. Trachtenberg most recently served as Deputy General Counsel at Auxilium Pharmaceuticals, Inc., a specialty biopharmaceutical company, from May 2012 through its acquisition by Endo Pharmaceuticals in February 2015. Prior to Auxilium, he was Vice President, General Counsel and Corporate Secretary of Enobia Pharma, Inc., from April 2011 to April 2012, and managed all legal aspects of Enobia’s sale to Alexion Pharmaceuticals. Prior to that, Mr. Trachtenberg served as Vice President and Associate General Counsel of Sepracor Inc. and remained in that position with Sunovion Pharmaceuticals Inc. following the acquisition of Sepracor by Dainippon Sumitomo Pharma. Mr. Trachtenberg also held a Senior Counsel position at Kos Pharmaceuticals, Inc. before its acquisition by Abbott. Mr. Trachtenberg began his career as an Associate at Blank Rome LLP. He holds a Bachelor of Science degree in Management from Tulane University and a Juris Doctorate and Master of Business Administration degree from Temple University.

James P. Tursi, M.D. has been our Chief Medical Officer since February 5, 2016.  From October 2015 to February 5, 2016, Dr. Tursi was Chief Medical Officer of Pozen. Previously, Dr. Tursi served as Chief Medical Officer of Innocoll AG, a specialty pharmaceutical company, from March 2015 to September 2015, where he was responsible for managing all clinical research and development, medical affairs and safety activities. Prior to joining Innocoll, Dr. Tursi served as Chief Medical Officer at Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from August 2011 to March 2015, and as Vice President of Clinical Research & Development from March 2009 to August 2011. In these positions, Dr. Tursi was responsible for oversight of clinical and nonclinical development programs, clinical operations, medical affairs and global safety activities, and served as the clinical medical safety lead for all regulatory agency interactions with the FDA, Europe and Canada. Prior to Auxilium, he served as Director of Medical Affairs for GlaxoSmithKline Biologicals from January 2006 to March 2009 and directed all medical affairs responsibilities for the cervical cancer vaccine in North America. Dr. Tursi entered the pharmaceutical industry in 2004 as a Medical Director for Procter and Gamble Pharmaceuticals until 2006. He worked on several products and therapeutic areas, which included female sexual dysfunction, overactive bladder, and osteoporosis. His responsibilities included clinical development and medical affairs. Dr. Tursi was a board certified OB/GYN and practiced medicine and surgery for over 10 years. Dr. Tursi received his doctor of medicine degree from the Medical College of Pennsylvania and completed his residency training at the Johns Hopkins Hospital. Dr. Tursi has served as a member of the board of directors of Agile Therapeutics, a women’s health specialty pharmaceutical company, since October 2014.

Non-Employee Directors

Kenneth B. Lee, Jr. has been our lead independent director since February 5, 2016.  Previously, he was a director of Pozen from 2002 to February 5, 2016, and from 2002 was also Pozen’s lead independent director. Since June 2002 he has been an independent consultant and general partner of Hatteras Venture Partners (formerly Hatteras BioCapital. LLC and BioVista Capital, LLC), and the general partner of Hatteras BioCapital Fund, L.P., a venture capital fund focusing on life sciences companies, since 2003. Mr. Lee was President of A.M. Pappas & Associates, a venture capital firm, between January 2002 and June 2002.  He was a Partner of Ernst & Young LLP from 1982 through 2000, and a Partner of Ernst & Young Corporate Finance LLC from 2000 to 2001. Prior to that, Mr. Lee was the Managing Director of Ernst & Young’s Health Sciences Corporate Finance Group from 2000 to 2001. Mr. Lee serves on the board of directors of Biocryst Pharmaceuticals, Inc., a public company, for which he serves as chairman of the audit committee and chairman of the finance committee. He is also a director of Clinverse, Inc. and Clinipace Worldwide, two privately held companies. Previously, he served on the boards of directors of CV Therapeutics, Inc., for which he served as lead independent director and chair of the audit committee and a member of the compensation committee, Abgenix, Inc., for which he served on the audit committee, OSI Pharmaceuticals, for which he served as a member of the audit committee, Inspire Pharmaceuticals Inc., for which he served as chairman of the board of directors, chair of the audit committee and a member of the compensation committee and finance committee, and Maxygen, Inc., for which he served as chairman of the audit committee and a member of the nominating/ governance committee and the compensation committee. Mr. Lee served as a member of the executive committee of the board of directors of the North Carolina Biotechnology Industry Organization and as a member of the board of directors of Ibiliti, a nonprofit organization dedicated to building and expanding networks of resources for advanced medical technology companies.

Mr. Lee brings his extensive accounting and financial background to the Board, as well as expertise in the life sciences industry from his experience as a general partner of several venture capital funds specializing in life sciences. He has also served and is serving on the boards and audit committees of several public pharmaceutical companies similar in size to the Company, including serving as Chairman of the board of directors of Biocryst Pharmaceuticals, Inc. Mr. Lee is also a co-founder of the National Conference on Biotechnology Ventures.

Arthur S. Kirsch has been a director since February 5, 2016.  Previously, he was a director of Pozen from 2004 through February 5, 2016.  Mr. Kirsch has been Senior Advisor, GCA Savvian, LLC (formerly Perseus Group, LLC), an investment bank, since June 2005. Mr. Kirsch is a founding member and Managing Director of Vector Securities, LLC, an investment and merchant banking firm, from 2001 to May 2005. He was a Managing Director and Head of Healthcare Research and Capital Markets of Prudential Vector Healthcare Group, a unit of Prudential Securities, Inc., a full-service brokerage firm, from 1999 to 2001. Mr. Kirsch was the Director, Equity Research of Vector Securities International, Inc., an investment banking firm, from 1995 to 1999. He currently serves as a director of PhysioSonics, Inc., a privately held company developing noninvasive neurological products.

Mr. Kirsch has over 25 years of experience working in equity capital markets and has extensive knowledge of the healthcare and life sciences field. Mr. Kirsch, who has spent the majority of his career in investment banking with a focus on the healthcare industry, brings both financial and industry expertise to the Board.

Seth A. Rudnick, M.D. has been a director since February 5, 2016.  Previously, he was a director of Pozen from 2001 through February 5, 2016.  Dr. Rudnick has been a venture partner and previously general partner at Canaan Partners, a venture capital firm, since 1998, from which he is now retired. Formerly, Dr. Rudnick was the Chief Executive Officer and Chairman of CytoTherapeutics Inc., a company developing stem cell-based therapies. He helped found and served as the Head of Research and Development for Ortho Biotech, a division of Johnson & Johnson focusing on cancer and chronic illnesses from 1991 to 1998. He currently serves on the boards of directors of the following privately held biotechnology companies: Chimerix, Inc., Meryx Pharmaceuticals, for which he serves as Chairman, Liquidia Technologies, Inc., for which he serves as Chairman, and G1 Therapeutics, for which he serves as Executive Chairman. Dr. Rudnick also serves on the board of directors of Square 1, a public company. Currently he is a Clinical Adjunct Professor of Medicine at University of North Carolina, Chapel Hill.

Dr. Rudnick brings to the Board deep operational experience in the pharmaceutical and biotechnology industries acquired through a variety of senior research and development positions in several large and mid-size pharmaceutical companies and as Chief Executive Officer, and Chairman of CytoTherapeutics, Inc., Chairman of Liquidia Technologies, Inc., Executive Chairman of GI Therapeutics, and Chairman of Meryx Pharmaceuticals. Dr. Rudnick retired from Canaan Partners, a global venture capital firm with significant investments in the healthcare sector, where he served as general and now a venture partner since 1998, which has provided him with significant experience in and insight into life sciences investments.

Neal F. Fowler has been a director since February 5, 2016, and was previously a director of Pozen from 2011 through February 5, 2016.  Mr. Fowler has been Chief Executive Officer of Liquidia Technologies, Inc., a privately held biotechnology company since 2008 and Chief Executive Officer of Envisia Technologies, a privately held biotechnology company, since 2013. Mr. Fowler was the President of Centocor, Inc., a subsidiary of Johnson & Johnson from 2006 to 2008. President of Ortho-McNeil Neurologics, Inc., a subsidiary of Johnson & Johnson from 2004 to 2006 and Franchise Vice President-CNS from 2001 to 2004. He held various positions at Eli Lilly and Company from 1988 to 2001, including Area Director, Primary Care Division, Director U.S. Cardiovascular Business Unit, Cardiovascular Product Manager, Operations Manager, Southwest Area, Manager Medical Device and Diagnostics, Associate, Marketing Plans, Endocrinology, Associate, Business Development/New Product Planning, Oncology, and Retail Sales Representative.

Mr. Fowler brings to the Board his extensive background in the pharmaceutical industry acquired through a variety of marketing and general manager positions at several large pharmaceutical companies. He is currently chief executive officer at Liquidia Technologies, Inc. and Envisia Technologies, positions which have provided him with experience in running an emerging growth company.

Rob Harris has been a director since February 5, 2016.  He previously served as the President, Chief Executive Officer and a director of Tribute since December 1, 2011. Mr. Harris founded Tribute Pharma, which later became Tribute Pharma Canada Inc. and Tribute Pharmaceuticals Canada Ltd in November 2005. Tribute acquired both Tribute Pharma Canada Inc. and Tribute Pharmaceuticals Canada Ltd. on December 1, 2011. Mr. Harris was formerly the President and CEO of Legacy Pharmaceuticals Inc. from September 2004 to October 2005. As the VP of Business Development at Biovail Corporation from October 1997 to September 2004, Mr. Harris was involved in, led and successfully concluded numerous business development transactions, including the licensing of new chemical entities, the acquisition of mature products, the completion of co-promotion deals, distribution agreements, product development and reformulation transactions. Mr. Harris joined Biovail in 1997 as the GM of Biovail Pharmaceuticals Canada at a time when the company experienced rapid growth in the Canadian division. Before Biovail, Mr. Harris worked in various senior commercial management positions during his twenty-year tenure at Wyeth (Ayerst) from 1977 to 1997 and has been involved in numerous product launches during his career.

Mr. Harris brings to the Board over 35 years of pharmaceutical industry experience in both Canada and the United States in sales, marketing, business development and general management.

F. Martin Thrasher has been a director since February 5, 2016.  Previously, he was a director of Tribute since 2009. Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business in London, Ontario, Mr. Thrasher spent over 30 years working around the globe for companies such as General Foods from 1973 to 1977, McCormick & Co from 1977 to 1988, Campbell Soup Co. from 1988 to 2001 and ConAgra Foods Inc. from 2001 to 2004. Mr. Thrasher has lived and worked in Canada, Australia, Belgium and the U.S. His responsibilities with Campbell Soup Co. included positions as President, International Grocery and President, North America Grocery. At ConAgra Foods Inc., he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Mr. Thrasher has been President of FMT Consulting, a boutique advisory and consulting firm since August 2004.

Mr. Thrasher brings to the Board extensive international business experience acquired from his time serving at several Fortune 500 companies.

Jason M. Aryeh has been a director since February 5, 2016.  He is the founder and managing general partner of JALAA Equities, LP, a private hedge fund focused on the biotechnology and specialty pharmaceutical sector, and has served in such capacity since 1997. Mr. Aryeh has been the Chairman of the board of directors and a director of QLT since June 2012 and serves as the Chairman of both QLT’s Corporate Governance and Nominating Committee and its Strategic Action Committee. Mr. Aryeh has also served on the board of directors of Ligand Pharmaceuticals, a public biotechnology company, since 2006, CorMatrix Cardiovascular, a medical device company, since 2010, and the Cystic Fibrosis Foundation’s Therapeutics board of directors, since 2011. Previously, Mr. Aryeh served as a Director of both Nabi Biopharmaceuticals, prior to its merger with Biota Pharmaceuticals, Inc. in November 2012, and of Myrexis, Inc., until January 2013, both of which were public biotechnology companies.

Mr. Aryeh brings to the Board his extensive background in the biotechnology industry through his current and former positions as a director of multiple life science companies, as well as valuable capital markets experience, including through his service as managing general partner of a hedge fund focused on the life sciences sector.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) with respect to the Company, we believe that during 2015 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements, except that James P. Tursi filed two late reports, each reporting a single transaction, and EricTrachtenberg filed one late report reporting a single transaction.

Code of Business Ethics and Conduct

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and other members of our finance and administration department) and our directors. Our Code of Business Conduct and Ethics is posted on our website at www.aralez.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

Audit Committee

The current members of the Audit Committee are Mr. Kirsch, who serves as Chairman, Mr. Lee and Mr. Thrasher. Each of the members of the Audit Committee is independent as defined by the applicable NASDAQ listing standards and the SEC rules applicable to audit committee members. The Board has determined that each also qualifies as an audit committee financial expert as defined by the SEC.

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees our financial reporting process and system of internal control over financial reporting, and selects and oversees the performance of, and approves in advance the services provided by, our independent auditors. The Audit Committee provides an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee meets regularly with our independent auditors without management present, and from time to time with management in separate private sessions, to discuss any matters that the Audit Committee or these individuals believe should be discussed privately with the Audit Committee, including any significant issues or disagreements that may arise concerning our accounting practices or financial statements. The Audit Committee also oversees our whistleblower policy for receiving and handling complaints or concerns regarding accounting, internal accounting controls or auditing matters. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

The Audit Committee held five meetings during the year ended December 31, 2015. A copy of the Audit Committee’s charter is posted on our website at www.aralez.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”), explains Pozen’s compensation program for the 2015 fiscal year as it pertains to our named executive officers. Our named executive officers for the fiscal year that ended December 31, 2015 consist of the following:

•                  Adrian Adams, Chief Executive Officer, who joined Pozen on May 31, 2015;

•                  John R. Plachetka, former Chairman, President, and Chief Executive Officer, who retired on June 1, 2015;

•                  William L. Hodges, former Senior Vice President and Chief Financial Officer, who resigned as an executive officer of Pozen effective January 1, 2016 and will remain employed as Senior Vice President, Finance, through the first quarter of 2016;

•                  Andrew I. Koven, President and Chief Business Officer, who joined Pozen on May 31, 2015;

•                  Scott J. Charles, former Senior Vice President, Finance, who joined Pozen on July 27, 2015 and was appointed Chief Financial Officer effective January 1, 2016; and

•                  Mark A. Glickman, Chief Commercial Officer, who joined Pozen on June 22, 2015.

For purposes of this CD&A, we refer to these persons as our “named executive officers.” The discussion below focuses on the historic compensation programs of Pozen and the compensation decisions made by the Pozen Compensation Committee during the 2015 fiscal year. The compensation program for 2016 and future years, as determined by our Compensation Committee, will have certain differences from the compensation programs described herein.

Overview of Fiscal Year 2015 Significant Events

During 2015, the main focuses of Pozen were (i) the entry into the Tribute Transaction agreements, (ii) preparation for the completion of the Tribute Transaction, pending stockholder approval, and (iii) the buildout of the commercial organization and preparation for the potential launch of YOSPRALA™. These activities shaped both Pozen’s corporate goals for 2015 as well as the 2015 executive compensation program. The Pozen Board and Compensation Committee focused during 2015 on attracting, rewarding and retaining the executive management team that is needed to ensure the success of Aralez following the completion of the Tribute Transaction.

2015 Corporate Goals

Pozen established corporate goals during every calendar year which were reviewed and approved by the Pozen Board. The goals were designed to drive long term value for Pozen stockholders, such as obtaining approval for product candidates, which can take many years, obtaining partners to commercialize approved products, and managing expenses. In 2015, the corporate goals focused on the anticipated approval and launch of YOSPRALA, the Tribute Transaction, and the formation of Aralez. The 2015 corporate goals were determined by the Pozen Board in consultation with the new Pozen management team. At the end of each year, the Pozen Compensation Committee assessed Pozen’s achievement against these goals to determine the funding for the annual cash and equity incentive pools.

Pozen’s corporate goals for 2015 were:

•                  Complete the Tribute Transaction and the formation of Aralez (assuming stockholder approval);

•                  Develop a commercialization strategy to launch YOSPRALA in 2016 and execute upon the 2015 related activities;

•                  Complete all supply chain activities, including developing an alternate API supplier and regulatory filing, to obtain regulatory approval and allow a 2016 launch of YOSPRALA; and

•                  Develop the Aralez Pharmaceuticals Inc. Strategic Plan and complete the 2015 activities.

Following the completion of the Tribute Transaction, the Aralez Compensation Committee reviewed Pozen’s performance during 2015. The Aralez Compensation Committee determined that two of these corporate goals were completed during 2015: the development of a commercialization strategy for YOSPRALA and execution of 2015 related activities, and the development of the Aralez Pharmaceuticals Inc. Strategic Plan. The supply chain activities relating to YOSPRALA were not completed during 2015, and the Tribute Transaction was not completed until the first quarter of 2016. However, the Aralez Compensation Committee determined that the delay of the completion of the Tribute Transaction was outside of the Pozen management’s control, and that the management team took all necessary steps to effect the completion of the Tribute Transaction. As a result of the completion of only two of the corporate goals, and the efforts taken to complete a third, the Aralez Compensation Committee determined that it would be fair and reasonable to fund the bonus pool for cash bonuses relating to the 2015 fiscal year at 60% of the target level. Messrs. Adams, Koven, Charles and Glickman received the guaranteed minimum bonuses for 2015 that were provided in their employment agreements, which were equal to the target bonus pro-rated for the portion of 2015 that they were employed.

Retirement of Dr. Plachetka and Recruitment of New Management Team

During 2015, Pozen made significant changes to its executive management team. On June 1, 2015, Pozen’s founder, Chairman, Chief Executive Officer and President, John R. Plachetka, retired. On May 31, 2015, Adrian Adams was appointed Pozen’s Chief Executive Officer and member of the Pozen Board of Directors, and Andrew I. Koven was appointed Pozen’s President and Chief Business Officer. Mr. Adams and Mr. Koven had both been consultants to Pozen since April 2, 2015. Following the appointment of Mr. Adams and Mr. Koven, they assembled a talented and experienced management team, which includes Mr. Charles (as Senior Vice President of Finance and, as of January 1, 2016, Chief Financial Officer) and Mr. Glickman (as Chief Commercial Officer). The engagement of Pozen’s new executive management team is vital to the success of Aralez following the completion of the Tribute Transaction.

Philosophy

The Pozen Compensation Committee was responsible for our executive compensation program during 2015. The Pozen Compensation Committee reviewed and approved all compensation paid to our named executive officers and was responsible for determining the most appropriate total executive compensation principles that govern such compensation. Pozen’s executive compensation principles for 2015 were based on the Pozen business strategy and business model and were designed to be competitive with Pozen’s peer group of companies and consistent with stockholder interests without encouraging unnecessary or excessive short-term risk. In 2015, the Pozen Compensation Committee focused the executive compensation program on (i) attracting the highly experienced management team that would be necessary to lead Pozen following the retirement of our founder and in connection with the complex and transformative combination with Tribute; (ii) retaining the personnel who would be vital to the successful completion of the Tribute Transaction and potential launch of YOSPRALA; and (iii) aligning the interests of the new management team with the interests of Pozen’s stockholders.

Objectives of Pozen’s Executive Compensation Program

Historically, the Pozen executive compensation program was designed to reward achievement of annual and long-term corporate goals, as well as individual goals that are supportive of Pozen’s corporate goals and strategic objectives. The named executive officers established and submitted annual corporate goals for the year to the Pozen Board for approval. These Board-approved annual business goals were based on calendar year objectives that were specific and measurable, and aligned with Pozen’s longer term strategic plan. The goals represented important corporate achievements and value drivers of Pozen, and generally involved progressing specific product candidates in the product development pipeline, achieving product regulatory milestones, achieving financial targets or progressing corporate strategic activities. The Pozen Compensation Committee would then evaluate the achievement of these goals, along with completion of other strategic activities and individual performance, and would use its discretion to determine annual adjustments to compensation and annual awards for our executive officers. The Pozen Compensation Committee recognized that internal, external and other extraordinary factors may lead to adjustments of corporate efforts that may not be reflected in the annual Board-approved corporate goals; therefore, the Pozen Compensation Committee used its judgment in completing a thorough review of annual corporate and personal performance before the annual awards were approved.

The Pozen compensation program was designed to provide higher levels of pay when executive and organizational performance exceeded the performance standards. Likewise, individual and organizational performance that fell short of the approved standards resulted in payments and overall compensation that were at the lower end of competitive market targets. The Pozen compensation programs were designed not only to reward past performance, but to provide incentives for continued high levels of executive performance, particularly through the multi-year vesting of equity awards. The Pozen Compensation Committee also considered the use of special performance based programs for longer term, key objectives, such as the PA32540 equity program which was implemented in 2011 and the PA8140 equity program which was implemented in 2012. Individual executives were reviewed annually to assess performance against their goals. All compensation decisions were guided by the overarching principle that the highest comparative levels of compensation should be paid to our highest performing executives.

The Pozen Compensation Committee’s approach to goal setting assisted in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of the Pozen programs reflect sound risk management practices. The Pozen Compensation Committee allocated compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. In addition, under the 2010 Plan, the Pozen Compensation Committee was permitted to provide a mix of equity award instruments that included performance-based equity awards, full value awards, as well as the multi-year vesting of equity awards, which mitigates risk and properly accounts for the time horizon of risk. The Pozen Compensation Committee determined that Pozen’s policies, practices, and programs do not create risks that are likely to have a material adverse impact on Pozen.

The Pozen Compensation Committee used a mix of salary and variable cash and equity-based incentives in its executive compensation program in order to motivate our executive officers to work to build long-term value for our stockholders. The Pozen Compensation Committee also believed that all employees should be owners of the Company, and all of our executive officers are stockholders or hold unvested equity-based incentive awards. As of December 9, 2015, Pozen’s executive officers (not including Dr. Plachetka) beneficially owned 5.3% of the outstanding shares of Pozen (not including unvested restricted stock units), which creates alignment with the stockholders.

Role of Pozen Compensation Committee and Compensation Consultant

In accordance with its charter, the Pozen Compensation Committee’s responsibilities included reviewing and approving Pozen overall compensation philosophy and the adequacy and market effectiveness of its compensation plans and programs; evaluating the performance of and reviewing and approving total compensation for its executive officers; and administering its equity-based and other incentive programs.

The Pozen Compensation Committee reviewed and determined its independence using factors set forth in applicable SEC and NASDAQ rules on an annual basis, and was comprised solely of independent directors and “outside directors” as determined under Section 162(m) of the Code and the applicable Treasury Regulations.

The Pozen Compensation Committee received staff support from members of our management. In addition, the Pozen Compensation Committee directly engaged Radford, an Aon Hewitt Company (“Radford”) , a leading compensation consultant, to assist the Committee in the performance of its duties. Radford has served as an advisor to the Pozen Compensation Committee since 2008 in connection with the compensation decisions for the executive officers. As part of its 2015 review of Pozen’s compensation programs, the Pozen Compensation Committee engaged Radford to assist with several compensation-related projects, including advice and peer data relating to the hiring of the new members of our management team, and an update of Pozen’s peer group to be more closely aligned to the estimated valuation of the combined entity following the completion of the Tribute Transaction. Other than services provided to the Pozen Compensation Committee, Radford did not perform any services for Pozen or any of its management in 2015. The Aralez Compensation Committee has continued to engage Radford to assist the Aralez Compensation Committee with the development of our executive compensation program and other compensation-related projects.

Role of Executive Officers in Determining Executive Compensation

The Pozen Compensation Committee was responsible for making all compensation decisions for the named executive officers in 2015. In the beginning of 2015, Dr. Plachetka, our former CEO, reviewed the performance of each of our other named executive officers employed by Pozen at such time and made recommendations regarding their compensation to the Pozen Compensation Committee. The annual goal setting process used by the Pozen Compensation Committee for the named executive officers other than our CEO involved establishing performance criteria supportive of Pozen’s annual corporate goals and included elements of participation and refinement by our named executive officers, with final agreement by our CEO. Each named executive officer’s goals were designed to require significant effort, cooperation and effectiveness in business plan execution in order to achieve the performance standards. After his appointment, Mr. Adams made recommendations to the Pozen Compensation Committee with respect to the compensation of the new members of our management team, including Mr. Charles and Mr. Glickman.

In evaluating our executive officers other than the CEO, the Pozen Compensation Committee relied in part on the input and recommendations of our CEO. In evaluating our former CEO’s compensation, the Pozen Compensation Committee considered, among other factors, an annual self-assessment submitted by our CEO, as well as a thorough review of corporate performance. The Aralez Compensation Committee intends to take the same approach in evaluating the performance of our new CEO. Our CEO is not present during the Compensation Committee’s deliberations or determinations of his compensation.

Peer Group and Benchmarking

Pozen has relied on survey data and information on compensation paid by comparable companies gathered by its compensation consultant, Radford, to benchmark its executive compensation programs. Radford conducts an independent review of the peer group selection criteria and specific companies at the Pozen Compensation Committee’s request. In selecting peer companies, the Pozen Compensation Committee considered a number of factors, including whether a potential peer has products on the market, whether a potential peer has executive positions of similar scope of responsibility, as well as whether investors might consider such company as a peer when considering investments in the Company. The Compensation Committee also considered the peer group criteria used by groups such as Institutional Shareholder Services (ISS) and Glass Lewis for making comparisons. In selecting the peer companies, the Pozen Compensation Committee determined that Pozen’s market cap and the fact that it has products on the market sold by licensees were the two most critical criteria for making pay comparisons. Because the institutional investor advisory firms select peer companies from broad industry categories and do not focus on companies with products on the market and with similar business models, we have found that there is only limited overlap between the Pozen peer group and those used by the institutional investor advisory firms.

The companies below were identified by Radford in 2013 as the Pozen peer group for purposes of compensation benchmarking and remained unchanged until September 2015.

AMAG Pharmaceuticals

BioDelivery Sciences International

Cempra

Cryolife

Cumberland Pharmaceuticals

Dendreon

Depomed

DURECT

Dyax

ImmunoGen

LifeVantage

Momenta Pharmaceuticals

Repligen

SciClone Pharmaceuticals

Spectrum Pharmaceuticals

Sucampo Phama

Zogenix

These companies were selected based on the following criteria:

•                  Market Capitalization: range of 50% to 200% of the Company’s then current valuation, approximately $100M to $500M.

•                  Publicly traded biopharmaceuticals/biotherapeutics companies with a product on the market, with consideration for the therapeutic area.

•                  Location: predominately east coast (as available).

Changes to Peer Group in 2015

In October 2015 and in preparation for the Tribute Transaction, the Pozen Compensation Committee engaged Radford to conduct an analysis of Pozen’s peer group and suggest updates to the peer group based on the business model of Aralez and the anticipated valuation of Aralez following the Tribute Transaction. A new peer group was selected based on the following criteria (reflecting projections as of October 2015):

•                  Commercial biopharmaceutical/specialty pharmaceutical companies, with no preference for location.

•                  Market Capitalization: range of 50% to 300% of the estimated post-deal market capitalization (estimated in October 2015 at $750 million).

•                  Revenue: range of 50% to 300% of the estimated post-deal annual revenue (estimated in October 2015 at $75 million).

•                  Preference for companies with fewer than 300 employees that meet the financial metrics set forth above.

Using these criteria, the Pozen Compensation Committee approved the following peer group for purposes of compensation benchmarking following the completion of the Tribute Transaction:

Aegerion Pharmaceuticals

ANI Pharmaceuticals

Anika Therapeutics

ARIAD Pharmaceuticals

BioDelivery Sciences International

Eagle Pharmaceuticals

Enanta Pharmaceuticals

ImmunoGen

Intersect ENT

Ligand Pharmaceuticals

Momenta Pharmaceuticals

Osiris Therapeutics

Raptor Pharmaceutical Corp.

Repligen

Retrophin

SciClone Pharmaceuticals

Spectrum Pharmaceuticals

Sucampo Pharmaceuticals

Supernus Pharmaceuticals

Vanda Pharmaceuticals

2015 Shareholder Say-on-Pay Vote

Pozen provides stockholders the opportunity to cast an annual, nonbinding advisory vote on executive compensation (a “say-on-pay proposal”). At the Annual Meetings of Stockholders held on June 4, 2014 and June 10, 2015, approximately 77% and 53%, respectively, of the votes cast on the say-on-pay proposal were voted in favor of the proposal. The Pozen Compensation Committee considered the outcome of Pozen’s say-on-pay votes when making future compensation decisions for the named executive officers. The Pozen Compensation Committee spent the portion of 2015 following the say-on-pay vote focusing on the executive compensation program as it related to the Tribute Transaction, and beginning to develop an executive compensation program for Aralez following the completion of the Tribute Transaction, and soliciting specific feedback from stockholders. The input received from stockholders, as well as the Pozen say-on-pay vote results, have been considered by the Aralez Compensation Committee in the development of its the executive compensation programs.

Recruitment of New Management Team

On May 31, 2015, we appointed Adrian Adams as our Chief Executive Officer and Andrew I. Koven as our President and Chief Business Officer. Between April 2 and the date of their appointment, Mr. Adams and Mr. Koven served as consultants to Pozen. Mr. Adams and Mr. Koven have been instrumental in the planning and execution of the Tribute Transaction and in the assessment of other potential strategic alternatives.

Mr. Adams is a highly qualified pharmaceutical executive with over 30 years of experience in the industry and a reputation for growing organizations by excellence in commercialization and executing on business development opportunities that deliver compelling growth and value for stockholders. Mr. Adams and Mr. Koven have worked together for more than 12 years and are a proven and successful management team. Mr. Adams previously served as Chief Executive Officer and President of Auxilium Pharmaceuticals Inc., a specialty pharmaceutical company, where Mr. Koven served as Chief Administrative Officer and General Counsel, until its acquisition by Endo International plc in January 2015. Mr. Adams also previously served as Chief Executive Officer of Neurologix, Inc., Inspire Pharmaceuticals, Inc., Sepracor, Inc., and Kos Pharmaceuticals, Inc., with Mr. Koven serving as President and/or Chief Administrative Officer and General Counsel during Mr. Adams’ tenure at each company.

We believe that Mr. Adams and Mr. Koven have a track record of success and the unique experience required to best position Aralez, to succeed, and to bring the greatest value to our stockholders. Mr. Adams and Mr. Koven have successfully led four public companies in our industry, and bring extensive global experience launching and commercializing innovative pharmaceutical products.

The recruitment of Mr. Adams and Mr. Koven was vital for the success of Pozen and, ultimately, Aralez, and they have played a key role in facilitating the Tribute Transaction.

In making offers to engage Mr. Adams and Mr. Koven, the Pozen Compensation Committee recognized the need to be competitive with other offers these executives could receive in the marketplace, and, to induce them to join Pozen, granted one-time sign-on restricted stock unit awards (“RSUs”). The Pozen Board and Compensation Committee considered these RSU awards as one-time costs which are an investment for the future of Pozen and Aralez. Due to the state of Pozen’s business at the time, including the regulatory status of YOSPRALA and the need for commercial pharmaceutical experience, and the importance of securing the services of Mr. Adams and Mr. Koven, the Pozen Board determined the sign-on RSU grants based on a percentage of Pozen common stock outstanding rather than based on the grant date fair value. The Pozen Board granted RSUs equal to 5.4% of the equity of Pozen to Mr. Adams, and RSUs equal to 4.1% of the equity of Pozen to Mr. Koven. The RSUs will vest on an annual basis ratably over four years, subject to the continued service through the applicable vesting dates. The RSUs were made as “inducement grants” as permitted under the NASDAQ rules, and were not granted under the 2010 Plan.

The overall size of the RSU grants was determined through negotiations with Mr. Adams and Mr. Koven, and is comparable to grants to other recent CEO and senior executive hires of comparable companies and with the equity ownership of a CEO of a comparable company. In addition, these grants were essential to recruiting Mr. Adams and Mr. Koven, who had at that time already been deeply involved in the planning of the Tribute Transaction and who the Pozen Board believed were uniquely qualified to lead Pozen and, ultimately, Aralez. The Pozen Board determined that the size of the sign-on RSUs was appropriate considering Mr. Adams’ and Mr. Koven’s proven track record of success, the complexity of Aralez following the Tribute Transaction, and the special skills that are needed to lead a company with this level of complexity. These sign-on RSU awards also establish an immediate link between the executives and stockholder interest. Because a strategic plan had not yet been developed for the period after the Tribute Transaction, and because Mr. Adams and Mr. Koven would be important to the development of such strategic plan, the Board believed that meaningful performance goals could not be put in place for the sign-on RSUs and granted the sign-on RSUs with time-based vesting.

The sign-on RSUs are subject to the 15% excise tax imposed by Section 4985 of the Code upon the completion of Tribute Transaction. As described in further detail in the section beginning on page 19 entitled “Impact of the Tribute Transaction and Formation of Aralez—Section 4985 Tax Equalization”, the Pozen Board determined that Mr. Adams and Mr. Koven would receive an equalization payment to cover the amount of the excise tax and any additional taxes attributable to the equalization.

Following the appointment of Mr. Adams and Mr. Koven and the subsequent entry into the Tribute Transaction agreements by Pozen, one of their first objectives was assembling a strong and experienced leadership team to position Pozen to a successful combination with Tribute and to lead Aralez as the new combined entity. In June and July 2015, we entered into employment agreements with several new executives, including Mr. Charles and Mr. Glickman. Mr. Glickman was appointed Pozen’s Chief Commercial Officer. Mr. Charles was appointed Pozen’s Senior Vice President, Finance, with the intention of becoming the Chief Financial Officer of Aralez, and was subsequently appointed Chief Financial Officer effective January 1, 2016. These new executives also each received a sign-on grant of 29,137 RSUs upon their engagement by Pozen, which vest on an annual basis ratably over four years, subject to their continued service through the applicable vesting dates, and a cash sign-on grant equal to $400,000 and $200,000 for Mr. Charles and Mr. Glickman, respectively. The sign-on RSUs granted to Mr. Charles and Mr. Glickman were granted under the 2010 Plan. The size of the cash sign-on grant and the sign-on RSU grant were determined through negotiation with the executives. During the negotiations with Mr. Charles and Mr. Glickman, the Pozen Compensation Committee recognized that any equity-based awards granted to the executives prior to the Tribute Transaction would be subject to the 15% excise tax imposed by Section 4985 of the Code. The Pozen Compensation Committee agreed to provide a tax equalization payment to Mr. Charles and Mr. Glickman, as described above.

In addition, in order to lower the costs associated with the sign-on RSU grants, the Pozen Compensation Committee only granted 25% of total number of RSUs that were intended to be eventually granted to Mr. Charles and Mr. Glickman at the time of hire, with the understanding that the additional 75% of the intended sign-on RSU award would be granted on or about the one-year anniversary of employment. Neither Mr. Charles nor Mr. Glickman had a legal, contractual, or enforceable right to any additional equity grants, and neither Pozen nor Aralez was obligated to grant additional RSUs to Mr. Charles or Mr. Glickman. Since the completion of the Tribute Transaction was delayed past the originally anticipated closing date, and the price of Pozen common stock fell between the executives’ dates of hire and the closing date, the Aralez Compensation Committee determined that the costs associated with the sign-on RSUs would be significantly lower than originally anticipated, and that the additional sign-on RSU award would provide retention and incentive benefits to Mr. Charles and Mr. Glickman and should not be further delayed. On February 12, 2016, the Aralez

Compensation Committee granted each of Mr. Charles and Mr. Glickman an additional sign-on grant of 86,863 RSUs, which vest in four equal installments on the first, second, third and fourth anniversary of the executive’s date of hire, and agreed to provide a tax equalization payment with respect to the additional sign-on grant, as described above.

The terms of the employment agreements entered into with Messrs. Adams, Koven, Charles and Glickman are included in the narrative accompanying the Summary Compensation Table and Grants of Plan-Based Awards Table and the section beginning on page 29 entitled “Potential Payments on Termination and Change of Control”.

Departure of Dr. Plachetka

John R. Plachetka, Pozen’s founder, retired as Chairman, President, and Chief Executive Officer, and resigned as a director, effective June 1, 2015. In connection with Dr. Plachetka’s retirement from Pozen, Dr. Plachetka and the Pozen Board entered into a separation agreement and release detailing the severance payments and benefits that Dr. Plachetka would receive following his retirement.

The separation agreement also provides for a special performance-based stock option award to be granted to Dr. Plachetka in recognition of his efforts to secure approval of YOSPRALA by the FDA. Dr. Plachetka was granted stock options with a grant date fair value of $1 million. These options have a term of 10 years and may vest upon the achievement of certain milestones relating to the timing of the approval of YOSPRALA, as set forth in the separation agreement. Dr. Plachetka is also eligible to receive a cash bonus of up to $708,334 if YOSPRALA approval is obtained from the FDA within certain time frames set forth in the separation agreement, in lieu of certain forfeited long-term incentive plan awards. The Pozen Board determined that the performance-based stock options and cash bonus were appropriate to reward Dr. Plachetka for his efforts to secure FDA approval for YOSPRALA, even though the approval had not been obtained as of the date of his retirement. YOSPRALA has not yet been approved as of the date of this filing, and as a result, 25% of the stock option award and 25% of the cash bonus cannot be earned. Details regarding the separation agreement including the terms of the performance-based stock option and cash bonus, are set forth in the narrative accompanying the Summary Compensation Table and Grants of Plan-Based Awards Table and the section beginning on page 29 entitled “Potential Payments on Termination and Change of Control”.

Elements of Compensation

The primary components of the Pozen executive compensation program were:

•                  base salary;

•                  annual cash incentives;

•                  long-term incentives; and

•                  benefits.

In addition, employment agreements with each of our named executive officers provide for potential payments upon certain terminations of employment and upon a change of control of our company. Each of the four principal elements of the Pozen executive compensation program is discussed in the following paragraphs. The employment agreements are described in the narrative accompanying the Summary Compensation Table and Grants of Plan-Based Awards Table and the section beginning on page 29 entitled “Potential Payments on Termination and Change of Control”. The Pozen Compensation Committee believed that each of these compensation elements complements the others and that together they serve to achieve our compensation objectives.

In compensating our CEO and our other named executive officers, the Pozen Compensation Committee has historically sought to ensure stockholder alignment by providing competitive base salaries; annual performance-based cash incentives; and longer-term awards under our equity-based incentive programs that are all targeted at the median of the peer group.

Although all of Pozen’s full time, regular salaried employees were eligible to receive cash bonuses and equity-based compensation, the Pozen Compensation Committee historically placed a higher percentage of our CEO’s and other named executive officers’ total compensation “at risk”, as they have greater responsibility for, and a more direct impact on, overall corporate results.

Base salary

The base salary of our CEO and other named executive officers is intended to provide a level of assured cash compensation that is commensurate with their senior professional status and career accomplishments. Accordingly, their base salaries are designed to be competitive with similar positions within the biopharmaceutical industry. In addition to the peer group analyses undertaken by the Pozen Compensation Committee as described above, Pozen has participated in prior years in and have subscribed to the Radford Global Life Sciences Survey, which includes data from nearly 800 participating companies. The Pozen Compensation Committee relied on these tools as well as the advice of Radford to set base salaries for our named executive officers that are benchmarked to similar roles in the peer group.

The base salaries of Messrs. Adams, Koven, Charles and Glickman were negotiated at arms’ length in connection with their hiring. The Pozen Compensation Committee considered peer data during these negotiations, as well as the complexities of the Tribute Transaction, the potential size of Aralez following the Tribute Transaction, and the extensive experience and successes of this management team. The initial base salary for Messrs. Adams, Koven, Charles and Glickman are $700,000, $450,000, $400,000 and $385,000, respectively.

Base salary adjustments include a combination of cost-of-living and merit increases, based on the executive’s performance of his or her key responsibilities and duties, and have historically been approved, communicated, and implemented in March of each year to allow for evaluation of the entire year, including Pozen’s financial performance. The Pozen Compensation Committee considered each executive officer’s self-assessment of annual performance in its base salary review process and took into account the CEO’s assessment of and recommendations with respect to each of the other executive officers. In addition, the Pozen Compensation Committee considered the market pay practices for the individual jobs.

In March 2015, the Pozen Compensation Committee evaluated Pozen’s performance and the individual performance of each executive officer. The Pozen Compensation Committee awarded Dr. Plachetka and Mr. Hodges an increase in their base salaries of approximately 3.0% over their base salaries in 2014. The 3.0% range used for salary adjustments is in line with the survey data to which we subscribe. These increases were in line with the increases provided to the broader employee population.

Annual cash incentives

In 2015 and prior years, the Pozen Compensation Committee’s practice has been to award annual cash incentives to our CEO and our other named executive officers on a discretionary basis based on a review of corporate and individual performance objectives. Our named executive officers have the opportunity to earn an annual cash incentive that is calculated as a percentage of the executive’s annual base salary. The target annual cash incentive level for each of our named executive officers for 2015 was as follows:

Adrian Adams	100%
John R. Plachetka	65%
William L. Hodges	40%
Andrew I. Koven	75%
Scott J. Charles	45%
Mark A. Glickman	45%

The target annual cash incentive level for each named executive officer is specified in his employment agreement. Annual cash incentive targets were set based upon advice from the Pozen Compensation Committee’s independent consultants and through negotiations with our executives when they were hired. Annual cash incentives are approved, communicated and paid by March 15 of each year in recognition of the achievement of goals and other contributions during the previous year to allow for evaluation of the entire year, including Pozen’s financial performance. If warranted in special circumstances, individual one-time discretionary bonuses may also be awarded during the course of the year.

In considering annual cash incentives, the Pozen Compensation Committee evaluated the annual performance of the CEO and each of the other named executive officers, focusing on the executive’s performance in his area or areas of functional responsibility as well as the achievement of Pozen’s annual corporate goals and other significant corporate accomplishments. The annual cash incentive has also been based on achievement of the executive’s individual goals for the year, which often have included individual development goals designed to facilitate professional growth and succession planning. Due to the focus on the Tribute Transaction during 2015, both the CEO and the other executives’ individual goals for 2015 were identical to Pozen’s overall corporate goals set forth below:

•                  Complete the Tribute Transaction (assuming stockholder approval);

•                  Develop a commercialization strategy to launch YOSPRALA in 2016 and execute the related 2015 activities;

•                  Complete all supply chain activities, including developing an alternate API supplier and regulatory filing, to obtain regulatory approval and allow a 2016 launch of YOSPRALA; and

•                  Develop the Aralez Pharmaceuticals Strategic Plan and complete the 2015 activities.

These corporate goals were not assigned specific weightings. The Pozen Compensation Committee also took into account the recommendations of the CEO in determining the annual cash incentives for our other named executive officers. Annual cash incentives have been utilized to drive annual performance based upon the establishment and agreement of annual goals. The level of the annual cash incentive could also be impacted by other accomplishments during the year.

In March 2016, the Aralez Compensation Committee reviewed Pozen’s performance during 2015 to determine the annual cash incentive awards that were earned by the legacy Pozen executives, including our named executive officers. The Aralez Compensation Committee determined that the corporate goals relating to the commercialization strategy for YOSPRALA and the development of the Aralez strategic plan were completed during 2015. However, the corporate goal relating to the supply chain activities relating to YOSPRALA was not completed during 2015, and the Tribute Transaction was not completed until the first quarter of 2016. In making its determination as to the level that the annual cash incentive would be funded for 2015, the Aralez Compensation Committee recognized that the delay of the completion of the Tribute Transaction was due to unanticipated circumstances, and that our management team took all necessary steps to effect the completion of the Tribute Transaction. The Aralez Compensation Committee determined that, because only two of the four corporate goals were fully completed, and a third goal was incomplete only due to outside factors, it would be fair and reasonable to fund the 2015 bonus pool at 60% of the target level. As a result of this determination, Mr. Hodges received an annual cash incentive award of $89,709, which is equal to 60% of his target annual cash incentive.

Each of our newly hired executives, including our CEO, negotiated a guaranteed minimum bonus for 2015 equal to the individual’s target annual cash incentive, pro-rated for the portion of 2015 in which he was performing services. For Messrs. Adams, Koven, Charles, and Glickman, the guaranteed minimum bonus is $408,333, $196,875, $77,500 and $90,956, respectively, which reflects the target bonus, pro-rated for the portion of 2015 in which he was performing services. The Aralez Compensation Committee determined that these executives would not receive annual cash incentives in excess of the minimum guaranteed bonuses that were negotiated at the time of hire, and Messrs. Adams, Koven, Charles and Glickman each received the minimum guaranteed bonus listed above with respect to the 2015 fiscal year.

Equity and other long-term incentive compensation

Stock-based incentives have been a key component of the Pozen executive compensation program and have historically been provided to all of Pozen’s full-time employees. In 2015 and prior years, it was Pozen’s practice to grant equity awards annually after careful review of corporate and individual performance. If the corporate goals were achieved, the equity pool was funded at the target level for all employees. The Pozen Compensation Committee also evaluated the corporate and individual performance of the CEO and other named executive officers and awarded annual equity grants based upon performance and evaluation of market practices of the peer companies. Pozen traditionally vested these awards over four years to include a retention element to the awards.

Stock options and other long-term equity incentive awards were granted by Pozen under the 2010 Plan. Following the completion of the Tribute Transaction, no further awards will be granted under the 2010 Plan. Future equity and equity-based awards will be granted under the Aralez Pharmaceuticals Inc. 2016 Long-Term Incentive Plan. Stock options generally have a ten-year term and vest over a number of years based on continued employment. Vesting for service based stock options awarded to our executive officers has typically been 25% annually over four years from the date of grant. Stock options were granted at an exercise price equal to the closing price of Pozen common stock on the date of grant. Accordingly, the actual value an executive will realize is tied to future stock appreciation and is therefore aligned with corporate performance and stockholder returns. Pozen has also used restricted stock units for annual and performance-based awards to ensure all employees, including our named executive officers, are true owners of the Company.

Each year prior to 2015, the Pozen Compensation Committee determined the level of long-term incentive award opportunity to be provided to our executive officers. In determining the target opportunity and amount of the awards, the Pozen Compensation Committee evaluated factors that contribute to overall corporate growth and development and to increasing long-term stockholder value, such as progression of our drug development pipeline, licensing deals, regulatory approval, stock price movement relative to our peers, execution of and/or progress toward fulfilling our long-term strategic plan, as well as the executive’s performance and contribution to our annual and long-term strategic goals, and each executive officer’s achievement of his or her individual goals and objectives, which are the same goals and objectives which serve as the basis for the award of annual cash incentives described above. The Pozen Compensation Committee could, at its discretion, consider both the achievement of the annual Board-approved corporate goals and other significant corporate accomplishments during the year. For the named executive officers other than the CEO, the Pozen Compensation Committee also took into account the recommendations of the CEO in determining the amount of the grant to each executive officer.

Prior to the closing of the Tribute Transaction, the Pozen Compensation Committee generally granted long-term incentives at the end of December after evaluation of performance for the calendar year. In accordance with this practice, on December 31, 2014, certain executive officers were granted restricted stock units, and Dr. Plachetka was granted a long-term incentive award consisting of a mix of cash and restricted stock units. However, due to the changes to the management team and the Tribute Transaction, no grants of equity compensation were made to our named executive officers in 2015, except for the sign-on restricted stock units described below and the performance-based stock options granted to Dr. Plachetka in connection with his retirement.

The employment agreements with the new executive management team, including Messrs. Adams, Koven, Charles and Glickman, provide that 50% of the annual equity award will become vested on an annual basis ratably over four years and 50% will vest based on performance criteria.

Sign-On Restricted Stock Units.

Pozen has also granted equity awards in connection with the hiring of certain executives, in order to recruit the executives and to give the new executives an ownership stake upon their hire. The Pozen Compensation Committee did not have a policy as to the size or the terms of sign-on equity grants, and sign-on grants were historically made on a case-by-case basis, and through negotiation with the executives. In connection with the hiring of Pozen’s new management team, the Pozen Board and Compensation Committee granted certain sign-on RSU awards to Messrs. Adams, Koven, Charles and Glickman, which are described above in the section beginning on page 12 entitled “Recruitment of New Management Team” and also in the narrative accompanying the Summary Compensation Table and Grants of Plan-Based Awards Table.

Procedures and Policies for Granting Equity-based Awards

As described above, the Pozen Compensation Committee approved the grant of all stock options and other awards to our CEO and other executive officers, as well as to the non-employee members of the Pozen Board. New-hire grants for our executive officers are approved by the Pozen Compensation Committee prior to employment and are granted on the date of hire. Annual equity awards to our named executive officers, as well as to all employees, were historically granted in December of the year under review after an evaluation of performance for the year. No equity awards were awarded to our named executive officers in December 2015. In cases where equity awards were granted as a result of certain material achievements, such grants were issued no earlier than two days after the public announcement of the material information. In all cases, stock options were granted at exercise prices equal to the closing price of our stock as reported on NASDAQ on the date of grant.

Under the 2010 Plan, the Pozen Compensation Committee could determine that an equity award would be considered “qualified performance compensation” under Section 162(m) of the Code provided that certain criteria set forth in the 2010 Plan were met. As permitted under the 2010 Plan, the Pozen Compensation Committee delegated to the CEO the authority to grant up to a specified aggregate number of stock options and RSUs to new non-executive officer employees upon commencement of employment in accordance with a specified schedule of numbers of stock options or RSUs per grant, based on hiring position.

These stock options were granted by the Pozen Compensation Committee with an exercise price equal to the closing price of Pozen common stock on the grant date and the stock options or RSUs were granted with vesting and other terms consistent with standard forms of option or RSU agreement approved for use under the 2010 Plan. Any grants at levels above the schedule or otherwise not on such authorized terms were required to be approved by the Compensation Committee.

Benefits; Perquisites

Benefits offered to our named executive officers serve as a safety net of protection against financial catastrophes that can result from illness, disability or death. Benefits offered to our named executive officers are substantially the same as those offered to all of our regular full-time employees.

We maintain a 401(k) plan for our employees, including our named executive officers, to encourage our employees to save some portion of their cash compensation for their eventual retirement. Pursuant to a discretionary employer match, in 2015 Pozen matched all employee contributions at 50% up to the IRS imposed limit. The IRS maximum allowable contribution in 2015 was $18,000 with an additional $6,000 allowed for employees who are 50 years old or older. Pozen has also historically increased its employees’ base salary, including our named executive officers’, for the cost of group long-term disability insurance coverage to allow the premium to be employee paid, and provided a group life insurance benefit in a coverage amount equal to two times the employee’s annual base salary, to a maximum of $750,000. Our named executive officers participate in these programs on the same terms and conditions as our other employees.

Perquisites

Pozen provided certain additional perquisites to its former CEO which were negotiated at the time Dr. Plachetka became CEO. These perks included the payment of life and disability insurance premiums above the level provided to our other employees, and reimbursement of certain expenses associated with its former CEO’s tax and estate planning. Mr. Adams and Mr. Koven also negotiated for payment of their legal fees in connection with their engagement by Pozen. The aggregate compensation value of these benefits is shown in the “All Other Compensation” column in the Summary Compensation Table.

Post-employment Benefits

We do not offer post-employment health or life insurance to our named executive officers other than to the extent such benefits are payable pursuant to their employment agreements as described below under “Severance and Change of Control Benefits”.

Severance and Change of Control Benefits

Providing reasonable severance benefits to our named executive officers in the context of termination by us without cause or by the executive for good reason (as defined in their employment agreements), either in connection with a change of control or otherwise, is an important part of maintaining a competitive executive compensation program and contributes to our ability to attract and retain high quality executives. In part, this reflects a recognition that it may be difficult for a senior executive to find a comparable position in a relatively short period of time following termination of employment. Providing reasonable protections to our named executive officers in the event of a change of control is helpful in aligning our executives’ interests with those of our stockholders in the event a potential change of control situation should occur.

Pozen entered into employment agreements with our named executive officers, and we maintain a severance plan for employees of Pozen hired prior to March 31, 2015. These agreements and the plan require that we provide severance and related benefits in the event of a termination of employment or a change of control. In connection with negotiating these provisions in our executives’ employment agreements, the Pozen Compensation Committee received advice from its consultants as to practices and levels of such benefits among comparable companies. These provisions and benefits, as well as an estimate of the dollar value of these benefits that would be payable to our executive officers under specified assumed conditions and the dollar value of the benefits provided to Dr. Plachetka upon his retirement, are described in the section beginning on page 29 entitled “Potential Payments on Termination and Change of Control.”

In addition, in connection with the entry into the Tribute Transaction agreements, the Pozen Board adopted the POZEN Inc. Employee Severance Plan and Summary Plan Description (the “Severance Plan”) to provide severance benefits to eligible employees of Pozen whose employment is terminated involuntarily under certain circumstances. All employees employed by Pozen as of

March 31, 2015 are covered by the Severance Plan, including Mr. Hodges. The benefits provided under the Severance Plan are in lieu of, and not in addition to, any severance pay or benefits Mr. Hodges would be entitled to under his employment agreement. Our other executive officers are not covered by the Severance Plan. A description of the payments and benefits under the Severance Plan, including an estimate of the dollar value of these benefits that would be payable to Mr. Hodges upon an involuntary termination, are described in the section beginning on page 29 entitled “Potential Payments on Termination and Change of Control.”

Impact of the Tribute Transaction and Formation of Aralez

During 2015, the Pozen Board and Compensation Committee paid close attention to the executive compensation matters that arose as a result of the Tribute Transaction. Retaining critical members of our management team through the closing of the Tribute Transaction is key to the success of the Tribute Transaction and of Aralez. Pozen’s Board and Compensation Committee took steps to encourage the retention of these individuals, and considered the increased tax burden on our named executive officers relative to the other stockholders due to the structure of the Tribute Transaction.

Section 4985 Tax Equalization

Section 4985 of the Code imposes a 15% excise tax on the value of certain equity compensation held during the period commencing six months before and ending six months after the closing of the Tribute Transaction by individuals who are and/or were directors and executive officers of Pozen and are or were subject to the reporting requirements of Section 16(a) of the Exchange Act during the same period. This excise tax applies to all compensation (or rights to compensation) granted to such persons by Pozen if the value of such compensation or right is based on (or determined by reference to) the value of stock in Pozen or its affiliates (but excluding statutory incentive stock options and holdings in tax-qualified plans). This includes: (i) unexercised vested or unvested time-based and performance-based nonqualified stock options; (ii) unvested restricted stock; (iii) unvested RSUs; and (iv) other stock-based compensation held by such persons during this 12-month period. The excise tax, however, will not apply to any stock option that is exercised on or prior to the closing date of the Tribute Transaction or any other stock compensation that is distributed, cashed-out, or otherwise paid in a manner resulting in income inclusion (for U.S. purposes) prior to the closing of the Tribute Transaction.

The Pozen Board carefully considered the potential impact of the excise tax on Pozen’s executive officers and directors at the time it approved the Tribute Transaction and reviewed the approach taken by other issuers in similar transactions, including in transactions where executive officers and directors were reimbursed for excise tax applicable as a result of the transaction. The financial analysis considered by the Pozen board of directors at the time the Tribute Transaction was approved included an estimate of potential excise tax equalization payments.

The Pozen Compensation Committee held several meetings to consider the excise tax matter. Under the current understanding of Section 4985 of the Code, the Pozen Compensation Committee determined that there were four viable alternatives with respect to the treatment of the excise tax payable by the executive officers and directors:

•                  Provide an equalization payment to the Pozen executive officers and directors for the amount of the excise tax and for any additional taxes attributable to equalization.  We refer to these payments as tax equalization payments. Providing the Pozen executives and directors with a tax equalization payment would have the highest cost to Pozen but would ensure that all of the incentive and retention aspects of the equity awards remain in place.

•                  Accelerate the vesting for some or all of the outstanding awards.  Accelerating the vesting of some or all of the Pozen stock options and RSUs would reduce the value of the equity compensation subject to the excise tax. Pozen could then reimburse the excise tax and additional taxes attributable to equalization for only awards that are not accelerated. This alternative would reduce the tax equalization payments and lower the cost to Pozen, but would also reduce the incentive and retention value of the awards.

•                  Convert outstanding awards into cash-based awards not tied to the performance of Pozen stock.  This alternative would eliminate those new awards from the applicability of the excise tax, but only if the Tribute Transaction closed more than six months after the conversion of the awards and Pozen would still be required to make significant cash payments at the time of vesting.

•                  Take no action at all.  While there would be no cash cost to Pozen, this alternative would result in the Pozen executive officers and directors being subject to the 15% excise tax, and not receiving the intended benefits of the awards, and indeed being unfairly penalized financially, as a result of the imposition of an excise tax that was not contemplated when many of the awards were issued.

Based upon the advice of its independent advisers, as well as reports from management of Pozen, including an examination on the potential impact of the excise tax on Pozen’s executive officers and directors, the Pozen Compensation Committee determined to take the following actions: (i) accelerate the vesting of the outstanding equity awards for the legacy Pozen employees (including Mr. Hodges); (ii) provide a tax equalization payment for the new management team officers (including Messrs. Adams, Koven, Charles and Glickman); (iii) provide a tax equalization payment to executive officers and directors for any vested stock options that are “underwater” at the completion of the Tribute Transaction (i.e., the strike price is above the stock price on the day of the Tribute Transaction); and (iv) provide a tax equalization payment to the directors for outstanding unvested RSUs that are being assumed and converted. The Pozen Compensation Committee determined this would be appropriate for the following reasons:

•                  There should be no financial penalty to the executive officers and directors.  Since the Tribute Transaction was pursued for the benefit of all of Pozen’s stockholders, the Pozen Compensation Committee determined that the executive officers should not be financially penalized, relative to Pozen’s stockholders in general, for either their efforts to complete the Tribute Transaction or their mere status as individuals covered by Section 4985 of the Code. The Pozen executive officers and directors were responsible for consummating the Tribute Transaction, which will benefit Pozen’s stockholders, and should not be penalized for creating these benefits. The tax equalization payment will put the Pozen executive officers and directors in the same net after tax position they would have been in if no such excise tax had been applied. All Pozen executive officers and directors will still be subject to applicable income and capital gains taxes on these equity awards when due.

•                  The awards held by the recently hired executive officers were meant to retain their services.  Acceleration of these awards could avoid any potential excise tax, but would not serve to retain these executives. It is vital for Pozen and Aralez to retain the services of these highly skilled executives in order to realize the strategic benefits of the Tribute Transaction. If these executives were forced to pay the excise tax on their recently granted equity awards, Pozen and Aralez would need to offer additional incentives to make up for the loss of compensation, or else risk losing these talented executives during a key time for the company.

•                  Converting the awards into cash-based awards was not appropriate.  This would require a large outlay of cash at the time of the ultimate payment of the awards and would not provide the intended benefit if the Tribute Transaction closed prior to the end of 2015 as originally anticipated (in which event the excise tax still would be payable, notwithstanding the conversion of the awards).

•                  Acceleration for legacy officers would reduce the potential tax equalization payments.  This split approach, acceleration of some awards and tax equalization payments for other awards, provides a good balance between reducing the cash costs payable and maintaining a significant portion of the outstanding equity awards for both long-term incentive and retention purposes. The Pozen Compensation Committee estimated that the acceleration of the awards held by legacy officers would reduce the aggregate tax equalization payments by approximately $0.6 million.

For all new executive officers and directors, the Pozen Compensation Committee and Board approved the payment by Pozen of a tax equalization payment in the amount of the excise tax payable with respect to the equity compensation that remained unvested as of the closing of the Tribute Transaction, and the additional sign-on RSUs granted in February 2016, as well as any additional taxes payable by the current executive officers as a result of equalization. The Pozen Compensation Committee and Board also approved the payment of tax equalization payments to the legacy executive officers and directors for the excise tax and the attendant related taxes for any vested stock options that were underwater at the time of the completion of the Tribute Transaction.

Retention Program

On June 19, 2015, the Pozen Board approved a retention program designed to retain certain Pozen employees so they could complete critical activities and transition their duties to new Aralez employees after the completion of the Tribute Transaction between Pozen and Tribute. The retention program ensures that the Pozen legacy management team will remain committed during the difficult and uncertain period of transition.

Mr. Hodges participates in the retention program, and entered into a retention agreement on June 19, 2015. Pursuant to the retention agreement Mr. Hodges received an upfront payment of $240,000 as an incentive to remain with Pozen through the completion of the Tribute Transaction. He is eligible to receive an additional payment of $240,000 on or before April 1, 2016, provided that he is employed on such date and that he has achieved certain pre-determined performance conditions. For Mr. Hodges, these performance conditions consist of assisting in the financial and accounting activities related to the Tribute Transaction, leading Pozen’s U.S. finance and accounting operations through the end of the 2015 fiscal year, and completing the 2015 audit. In addition, Mr. Hodges is expected to assist in developing new accounting and compliance systems for Aralez and transition of his duties to Mr. Charles no later than April 1, 2016.

Stock Ownership Guidelines

Employee ownership is a core value of our operating culture, and we believe that stock ownership encourages our executives to create value for our stockholders over the long term, and promotes retention and affiliation with the Company by allowing our employees to share in our long-term success while aligning employee and executive interests with those of our stockholders. To reflect this commitment to employee ownership, the Pozen Board adopted stock ownership guidelines for the CEO of six times base salary, as well as a stock retention policy for all named executive officers requiring such officers to retain at least 50% of the total equity credited from grants of equity awards (net of amounts required to pay taxes and exercise prices) while such individual remains a named executive officer. As of March 15, 2016, Mr. Adams owned shares of Aralez with a value greater than seven times his 2016 base salary. We expect that the newly hired members of our management team will comply with the stock retention policy when their equity awards vest.

Anti-Hedging/Anti-Pledging Policy

Certain short-term or speculative transactions in our securities by directors or executive officers create the potential for heightened legal risk and/or appearance of improper or inappropriate conduct involving our securities. As a result, we do not allow any director or executive officer to hedge the economic risk of his or her ownership of Aralez stock, which includes entering into any derivative transaction on Aralez stock (e.g., any short-sale, forward, option, collar). Further, we do not allow any director or executive officer to pledge Aralez securities at any time, which includes having Aralez stock in a margin account or using Aralez stock as collateral for a loan.

Clawback of Incentive Compensation

The Pozen Board adopted an incentive-based compensation recovery policy, which remains in effect at Aralez, that applies to all executives, including the named executive officers. The policy relates to the recoupment of incentive compensation awarded to these executives if there is a restatement of published financials.

Tax and Accounting Implications

In setting elements of compensation, the Pozen Compensation Committee considered the impact of the following tax and accounting provisions:

•                  Section 162(m).  In making compensation decisions, the Pozen Compensation Committee was mindful of the potential impact of Section 162(m) of the Code, which generally disallows a tax deduction to public companies for certain compensation over $1 million paid in any year to its chief executive officer and its three most highly compensated executive officers (other than its chief executive officer and chief financial officer). Qualifying performance-based compensation is not subject to this deduction limit if certain requirements are met. The Pozen Compensation Committee generally sought, where feasible, to structure the incentive compensation granted to our named executive officers in a manner that is intended to minimize or eliminate the impact of Section 162(m) of the Code. However, the Pozen Compensation Committee has at times elected to make awards that are subject to the Section 162(m) deduction limit, such as time-based restricted stock units or cash awards, when it believed that such awards were appropriate to attract and retain top-quality executives or otherwise achieve its compensation objectives.

Also, under Section 162(m)(4)(G) of the Code, the $1 million compensation deduction limitation referenced above is reduced (but not below zero) by the amount of any payment made directly or indirectly by Pozen or Aralez of the excise tax imposed on those employees under Section 4985 of the Code. As discussed above in the section beginning on page 19 entitled “Impact of the Tribute Transaction and Formation of Aralez—Section 4985 Tax Equalization,” our

named executive officers became eligible to receive a payment following the completion of the Tribute Transaction. The Pozen Compensation Committee considered the impact of the tax equalization payments on the deduction limitation under Section 162(m) of the Code, but determined that the tax equalization payments are appropriate.

•                  Section 409A.  Section 409A of the Code, which governs the form and timing of payment of deferred compensation, generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. It also expands the types of compensation that are considered deferred compensation subject to these regulations. Section 409A imposes sanctions, including a 20% penalty and an interest penalty, on the recipient of deferred compensation that does not comply with Section 409A. The Pozen Compensation Committee considered the potential implications of Section 409A of the Code in determining the form and timing of compensation awarded to our executives.

•                  Sections 280G and 4999.  Pre-2009 employment agreements, including the employment agreements with Dr. Plachetka and Mr. Hodges, provide for tax protection in the form of a gross-up payment to reimburse the executive for certain excise taxes imposed under Section 4999 of the Code as well as additional taxes resulting from such reimbursement. Section 4999 of the Code imposes a 20% excise tax on each executive who receives “excess parachute payments” in connection with a change of control, and Section 280G disallows the tax deduction to the company of any amount of an excess parachute payment that is contingent on a change of control. Payments as a result of a change of control that exceed three times the executive’s base amount (the average annualized taxable compensation for the five preceding years) may be considered excess parachute payments, and the excise tax is imposed on the parachute payments that exceed the executive’s base amount. The intent of the tax gross-up is to provide a benefit without a tax penalty to our executives whose employment terminates in connection with a change of control. The Pozen Compensation Committee considered the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structured pre-2009 post-termination benefits for our executive officers. In any agreements executed after January 1, 2009, the gross-up payment has been eliminated, and there is no gross-up payment provision in the employment agreements with Messrs. Adams, Koven, Charles or Glickman.

•                  Accounting Rules.  Various rules under generally accepted accounting principles determine the manner in which grants for equity-based and other compensation are accounted for in our financial statements. Pozen records compensation expenses with respect to equity awards in accordance with FASB ASC Topic 718. Among the factors it has considered when making compensation decisions for our named executive officers, the Pozen Compensation Committee has taken into account the accounting treatment under the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) of equity-based and alternative forms of compensation.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by, or with regard to stock awards and options, the grant date fair value of such awards granted during the fiscal years ended December 31, 2015, 2014 and 2013 to our named executive officers.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation(4)		All Other Compensation ($)		Total ($)
Adrian Adams	2015	$410,217	—	$14,858,944	—	$408,333		$197,882	(5)	$15,875,376
Chief Executive Officer
John R. Plachetka, Pharm D.	2015	$416,522	—	—	$1,000,000	—		$3,540,988	(7)	$4,957,510
Former Chairman,	2014	$609,620	—	$1,433,212	—	$1,783,150	(6)	$68,252	(7)	$3,894,234
President, and Chief	2013	$591,877	—	$424,997	—	$1,657,700	(6)	$51,990	(7)	$2,726,564
Executive Officer
William L. Hodges	2015	$376,698	—	—	—	$329,709		$12,000	(8)	$718,407
Former Chief Financial	2014	$363,602	—	$402,000	—	$108,225		$11,500	(8)	$885,327
Officer; Senior Vice	2013	$353,065	—	$121,400	—	$140,100		$11,500	(8)	$626,065
President, Finance
Andrew I. Koven	2015	$264,383	—	$11,281,789	—	$196,875		$221,919	(9)	$11,964,966
President and Chief
Business Officer
Scott J. Charles	2015	$175,572	$400,000	$355,471	—	$77,500		—		$1,008,543
Senior Vice President,
Finance
Mark A. Glickman	2015	$204,321	$200,000	$362,464	—	$90,956		$9,660	(8)	$867,401
Chief Commercial Officer

(1)             Mr. Adams and Mr. Koven joined Pozen on May 31, 2015. Mr. Charles joined Pozen on July 27, 2015 as Senior Vice President, Finance. Mr. Glickman joined Pozen on June 22, 2015. Dr. Plachetka retired from Pozen on June 1, 2015. Mr. Hodges resigned as Chief Financial Officer of Pozen effective January 1, 2016, but remains employed as Pozen’s Senior Vice President, Finance. Mr. Charles was appointed Chief Financial Officer of Pozen effective January 1, 2016.

(2)             The amounts included in this column are the sign-on awards paid to Mr. Charles and Mr. Glickman at the time of hire.

(3)             The amounts included in this column are the dollar amounts representing the full grant date fair value of each stock option or RSU award, as applicable, calculated in accordance with FASB ASC Topic 718 and do not represent the actual value that may be recognized by the named executive officers upon option exercise or settlement of the RSU award. For information on the valuation assumptions used in calculating this amount, see Note 6 to Pozen’s audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

(4)             This amount represents the amount that was earned based on performance objectives identified at the beginning of the performance period in 2015, 2014 and 2013, as applicable. The awards for Messrs. Adams, Koven, Charles and Glickman were guaranteed at the target level, pro-rated for the portion of 2015 in which they were employed by Pozen. Dr. Plachetka was not eligible to receive a 2015 annual cash incentive award. For Mr. Hodges, the amount shown in this column for 2015 also includes the $240,000 of the retention award that vested and was paid in 2015.

(5)             This amount includes $8,405 in employer matching contributions to 401(k) plan and $98,907 for reimbursement of legal fees, and $90,570 for the related tax gross-up.

(6)             This includes annual cash incentive awards earned in 2014 and 2013 and amounts earned as long-term cash incentive awards (“LTIA”) granted for 2014 and 2013. Included in 2014, the cash performance award was $295,650 and the LTIAs were $850,000 on March 15th and $637,500 on December 31st. For 2013, the cash performance award was $382,700 and the LTIA was $1,275,000. Each individual LTIA grant has a payout over a three-year time-based vesting schedule. The 2014 LTIAs vests one-third per year beginning on the first anniversary of one award’s March 15, 2014 grant date and one-third per year beginning on the first anniversary of one award’s December 31, 2014 grant date. The 2013 LTIA vests one-third per year beginning on the first anniversary of the award’s March 15, 2013 grant date. For 2014 and 2013, the full value of the LTIA is included in the year of grant even though the payment is not made until a later year. Dr. Plachetka forfeited a portion of the LTIAs granted in 2014 with a value of $708,334 upon his resignation.

(7)             This amount includes the following:

•                   2015: $12,000 in employer matching contributions to 401(k) plan; $19,168 for payment of supplemental life and disability insurance premiums; $30,000 for reimbursement of certain expenses associated with Pozen’s former CEO’s tax and estate planning; and $44,664 for the related tax gross-up. Also includes cash severance accrued upon resignation with a value of $3,435,156.

•                   2014: $11,500 in employer matching contribution to 401(k) plan; $17,763 for payment of supplemental life and disability insurance premiums; $11,946 for reimbursement of employment agreement related legal fees and expenses for tax, estate and financial planning services, and $27,043 for the related tax gross-up.

•                   2013: $11,500 in employer matching contribution to 401(k) plan; $16,353 for payment of supplemental life and disability insurance premiums; $6,584 for reimbursement of employment agreement related legal fees and expenses for tax, estate and financial planning services, and $17,553 for the related tax gross-up.

(8)             The amounts shown in this column reflect an employer matching contribution to 401(k) plan.

(9)             This amount includes $3,822 in employer matching contributions to 401(k) plan and $98,907 for reimbursement of legal fees, and $119,190 for the related tax gross-up.

Grants of Plan-Based Awards in 2015

The following table provides additional information about awards granted to our named executive officers in 2015.

Name	Award Type(1)	Grant Date	Date of Board/ Committee Action	Estimated Future Payouts Under Non- Equity Incentive Plan Awards: Target ($)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards: Target (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Adrian Adams	AIC	—	—	$408,333	—	—	—	—	—
	RSU	5/31/2015	5/31/2015	—	—	1,944,888	—	—	$14,858,944
John R. Plachetka, Pharm D.	AIC	—	—	$408,462	—	—	—	—	—
	OPT	8/27/2015	5/31/2015	—	—	—	154,486	$8.83	$1,000,000
	LTI	—	—	$708,334	—	—	—	—	—
William L. Hodges	AIC	—	—	$149,515	—	—	—	—	—
	RET	—	6/19/2015	$480,000	—	—	—	—	—
Andrew I. Koven	AIC	—	—	$196,875	—	—	—	—	—
	RSU	5/31/2015	5/31/2015	—	—	1,476,674	—	—	$11,281,789
Scott J. Charles	AIC	—	—	$77,500	—	—	—	—	—
	RSU	7/27/2015	6/19/2015	—	—	29,137	—	—	$355,471
Mark A. Glickman	AIC	—	—	$90,956	—	—	—	—	—
	RSU	6/22/2015	6/19/2015	—	—	29,137	—	—	$362,464

(1)             Award types are as follows: AIC is an annual incentive cash award, LTI is a long-term incentive cash award, OPT is a stock option, RSU is a restricted stock unit, and RET is a cash retention award.

(2)             Each annual cash incentive award amount represents the individual’s current salary multiplied by their target bonus opportunity. For each of Messrs. Adams, Koven, Charles and Glickman, the amount reflects his guaranteed minimum annual cash incentive award for 2015 equal to the target bonus opportunity pro-rated for the portion of 2015 in which he was performing services. Dr. Plachetka forfeited his right to an annual cash incentive award upon his retirement. The long-term incentive cash award represents the maximum amount that Dr. Plachetka will be entitled to receive under his separation agreement if YOSPRALA approval is obtained from the FDA within certain time frames: 100% vesting if YOSPRALA is approved by December 31, 2015; 75% if YOSPRALA approval is obtained between January 1, 2016 and March 31, 2016; and 50% if YOSPRALA approval is obtained between April 1, 2016 and June 30, 2016. The long-term incentive cash award is forfeited if YOSPRALA approval is not obtained by June 30, 2016. As of the date of this prospectus, YOSPRALA has not been approved by the FDA, so 25% of the long-term incentive cash award has been forfeited. The cash retention award represents the total amount Mr. Hodges is eligible to receive under his retention agreement: $240,000 was paid on the date of the retention agreement, and the remaining $240,000 is payable on or before April 1, 2016 provided that he has completed certain pre-determined performance conditions.

(3)             The RSU awards for Mr. Adams and Mr. Koven were made as “inducement grants” under the NASDAQ rules. The RSU awards for Mr. Charles and Mr. Glickman were granted under the 2010 Plan. The RSU awards vest in four equal annual installments, on the first, second, third, and fourth anniversary of the date of grant.

(4)             The stock option award becomes exercisable upon the achievement of certain milestones relating to the timing of the approval of YOSPRALA: 100% become exercisable if YOSPRALA is approved by December 31, 2015; 75% if YOSPRALA approval is obtained between January 1, 2016 and March 31, 2016; and 50% if YOSPRALA approval is obtained between April 1, 2016 and June 30, 2016. The stock option award is forfeited if YOSPRALA approval is not obtained by June 30, 2016. As of the date of this prospectus, YOSPRALA has not been approved by the FDA, so 25% of the stock options will not become exercisable.

(5)             The amounts included in this column are the dollar amounts representing the full grant date fair value of each option or RSU, as applicable, calculated in accordance with FASB ASC Topic 718, and do not represent the actual value that may be recognized by the named executive officers upon option exercise or vesting of RSUs. For information on the valuation assumptions used in calculating this amount, see Note 6 to Pozen’s audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Employment and other Agreements

During 2015, each of our named executive officers was employed pursuant to employment agreements with us. New agreements were entered into with Messrs. Adams, Koven, Charles and Glickman. Each employment agreement specifies, among other things, the named executive officer’s initial base salary, bonus opportunity, entitlement to participate in the company’s benefits plans and post-termination benefits and obligations. The post-employment benefits are described in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29. Dr. Plachetka retired during 2015, and was provided severance benefits pursuant to his separation agreement. Mr. Hodges, in addition to his employment agreement, participated in the Severance Plan, and was awarded a special one-time retention award (payable in two equal installments), described below.

Employment Agreement with Adrian Adams

Adrian Adams was appointed Pozen’s Chief Executive Officer on May 31, 2015. Under the terms of Mr. Adams’ employment agreement, which has an initial term of three years, he is entitled to (i) a base salary of $700,000, with annual increases, if any, to be made based on performance and in the sole discretion of the Board; (ii) an annual cash bonus, based on performance, payable in the discretion of the Compensation Committee, with a targeted amount of 100% of base salary; (iii) annual equity awards under the company’s equity compensation plan with a target value of not less than 225% of his base salary (50% of which will vest on an annual basis ratably over four years and 50% of which will vest based on the achievement of performance criteria); (iv) a one-time sign-on equity award in the form of 1,944,888 RSUs, which vest in equal annual installments on the first four anniversaries of the date of grant; and (v) reimbursement of up to $100,000 for reasonable legal fees associated with negotiating his employment agreement. He will also receive a tax equalization payment for any taxes imposed by Section 4985 of the Code. Mr. Adams’ employment agreement provides that his 2015 annual cash bonus is guaranteed at no less than $408,333, which reflects the target annual cash bonus prorated for the portion of 2015 during which he is employed by Pozen. In addition, Mr. Adams’ employment agreement provides for benefits if his employment is terminated under certain circumstances which are described in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29.

Employment Agreement with Andrew I. Koven

Andrew I. Koven was appointed Pozen’s President and Chief Business Officer on May 31, 2015. Under the terms of Mr. Koven’s employment agreement, which has an initial term of three years, Mr. Koven will receive (i) an annual base salary of $450,000, with annual increases, if any, to be made based on performance and in the sole discretion of the Board; (ii) an annual cash bonus, based on performance, payable in the discretion of the Compensation Committee, with a targeted amount of 75% of base salary; (iii) annual equity awards under the company’s equity compensation plan with a target value of not less than 175% of Mr. Koven’s base salary (50% of which will vest on an annual basis ratably over four years and 50% of which will vest based on the achievement of performance criteria); (iv) a one-time sign-on equity award in the form of 1,476,674 RSUs, which vest in equal annual installments on the first four anniversaries of the date of grant; (v) a tax equalization payment for any taxes imposed by Section 4985 of the Code; and (vi) reimbursement up to $100,000 for reasonable legal fees associated with negotiating his employment agreement. Mr. Koven’s employment agreement provides that his 2015 annual cash bonus is guaranteed at no less than $196,875, which reflects the target annual cash bonus prorated for the portion of 2015 during which Mr. Koven is employed by Pozen. In addition, Mr. Koven’s employment agreement provides for benefits if his employment is terminated under certain circumstances which are described in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29.

Employment Agreement with Scott Charles

Scott J. Charles was appointed Pozen’s Senior Vice President, Finance on July 27, 2015, and was appointed Pozen’s Chief Financial Officer effective January 1, 2016. Under the terms of Mr. Charles’ employment agreement, which was effective as of July 27, 2015 and has an initial term of three years, Mr. Charles will receive (i) an annual base salary of $400,000, with annual increases, if any, to be made based on performance and in the sole discretion of the Compensation Committee; (ii) an annual cash bonus, based on performance, payable in the discretion of the Compensation Committee, with a targeted payout amount of 45% of Mr. Charles’ base salary; (iii) annual equity awards under the Company’s annual equity awards under the company’s equity compensation plan with a target value of not less than 150% of Mr. Charles’ base salary; (iv) a one-time sign-on equity award in the form of 29,137 RSUs; (v) a signing bonus of $400,000; and (vi) a tax equalization payment for any taxes imposed by Section 4985 of the Code. Mr. Charles’ employment agreement provides that his 2015 annual cash bonus is guaranteed at no less than $77,500, which reflects the target annual cash bonus prorated for the portion of 2015 during which Mr. Charles is employed by Pozen. In addition, Mr. Charles’ employment agreement provides for benefits if Mr. Charles’ employment is terminated under certain circumstances which are described in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29.

Employment Agreement with Mark A. Glickman

Mark A. Glickman was appointed Pozen’s Chief Commercial Officer on June 19, 2015. Under the terms of Mr. Glickman’s employment agreement, which was effective as of June 22, 2015 and has an initial term of three years, Mr. Glickman will receive (i) an annual base salary of $385,000, with annual increases, if any, to be made based on performance and in the sole discretion of the Compensation Committee; (ii) an annual cash bonus, based on performance, payable in the discretion of the Compensation Committee, with a targeted payout amount of 45% of Mr. Glickman’s base salary; (iii) annual equity awards under the Company’s annual equity awards under the company’s equity compensation plan with a target value of not less than 150% of Mr. Glickman’s base salary; (iv) a one-time sign-on equity award in the form of 29,137 RSUs; (v) a signing bonus of $200,000; and (vi) a tax equalization payment for any taxes imposed by Section 4985 of the Code. Mr. Glickman’s employment agreement provides that his 2015 annual cash bonus is guaranteed at no less than $90,956, which reflects the target annual cash bonus prorated for the portion of 2015 during which Mr. Glickman is employed by Pozen. In addition, Mr. Glickman’s employment agreement provides for benefits if Mr. Glickman’s employment is terminated under certain circumstances which are described in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29.

Employment Agreement and Separation Agreement with John Plachetka

Dr. Plachetka’s employment agreement, which became effective on March 14, 2006, had an initial term of three years and automatically renewed for successive one-year periods thereafter unless either party provided at least six months’ notice of its intention not to renew the agreement. Under the agreement, Dr. Plachetka was entitled to an annual base salary of at least $462,000 effective as of January 1, 2006. Annual increases, if any, were to be made based on performance and in the sole discretion of Pozen’s Board or the Compensation Committee. Under the terms of the agreement, Dr. Plachetka was eligible to receive an annual cash incentive bonus, based on performance, payable in the discretion of the Compensation Committee, with a targeted amount of 65% of Dr. Plachetka’s annual base salary. Dr. Plachetka was also eligible to receive annual awards under a long-term incentive program with a target value of $1,700,000 for the first year of the agreement, subject to annual review by the Compensation Committee. Awards under the long-term incentive program were based on performance and made in the discretion of the Compensation Committee. The agreement also provided for the payment by the Company of certain life and disability insurance premiums and the reimbursement of certain estate, tax and legal expenses relating to the agreement, and expenses relating to the establishment and administration of a Rule 10b5-1 securities selling program, incurred by Dr. Plachetka.

Dr. Plachetka retired as Chairman, President and Chief Executive Officer and resigned as a director, effective June 1, 2015. Dr. Plachetka continued to receive his full compensation and benefits from the Company for 90 days following May 29, 2015 (the “Signature Date”). Dr. Plachetka received certain benefits in connection with his retirement under the terms of a Separation and General Release Agreement (the “Separation Agreement”), beginning on the 90th day following the Signature Date (the “Separation Date”). Dr. Plachetka received certain severance benefits, including the continuation of his base salary at the current rate for a period of 24 months and a lump sum payment of two times the average annual bonus actually awarded to him over the prior two years. He will also receive reimbursement of the actual cost of continuing his health and dental benefits under COBRA for the 18 months following the Separation Date. Dr. Plachetka also received payment of an amount equal to the portion of his long term cash incentive awards that would have become vested on the next vesting date if he had not retired. Subject to certain conditions, all equity awards previously granted to Dr. Plachetka under the Company’s 2000 Equity Compensation Plan and the 2010 Plan, that were unvested at the Separation Date were deemed fully vested at the Separation Date. The Separation Agreement also requires the exercise period for all outstanding options held by Dr. Plachetka to be extended so that they terminate on the date that is the earlier of the second anniversary of the Separation Date or the date on which such options otherwise expire. Dr. Plachetka also received additional payments totaling up to $1.5 million. Dr. Plachetka’s severance benefits were contingent on a general release in favor of Pozen becoming effective and Dr. Plachetka’s execution of a voting agreement which grants Pozen an irrevocable proxy with respect to all shares held directly or indirectly by Dr. Plachetka for a term of three years.

The Separation Agreement also provides for special performance-based compensation to Dr. Plachetka in recognition of his efforts to secure approval of YOSPRALA by the FDA. As of the Separation Date, Dr. Plachetka was granted nonqualified stock options with a grant date fair value of $1 million and a cash bonus of up to $708,334, each subject to performance-based vesting: 100% of the options become exercisable and 100% of the cash bonus is paid if YOSPRALA is approved by December 31, 2015; 75% of the stock options become exercisable and 75% of the cash bonus is paid if YOSPRALA is approved between January 1, 2016 and March 31, 2016; and 50% of the stock options become exercisable and 50% of the cash bonus is paid if YOSPRALA is approved between April 1, 2016 and June 30, 2016. The stock options and cash bonus are forfeited if YOSPRALA is not approved by June 30, 2016.

Agreements with William L. Hodges

Pozen entered into an employment agreement with Mr. Hodges on August 3, 2004 (which was amended on September 28, 2007). Pozen’s employment agreement with Mr. Hodges had an initial term of one year and automatically renews for successive one-year terms after the expiration of the initial term, unless either party to the agreement terminates the agreement. The agreement specifies an initial annual base salary that is subject in each case to performance and merit-based increases, as determined by the Compensation Committee. Mr. Hodges’ current base salary is $373,787. Mr. Hodges is eligible to receive an annual bonus of up to 40% of base salary, to be awarded as determined by and in the discretion of the Compensation Committee. On December 23, 2015, Mr. Hodges resigned as Chief Financial Officer of Pozen, effective January 1, 2016. Mr. Hodges will remain with Pozen as Senior Vice President, Finance through the end of the first quarter of 2016. Upon effectiveness of his resignation, Mr. Hodges will receive enhanced severance benefits pursuant to Pozen’s recently adopted Severance Plan, which is detailed in the section entitled “Potential Payments on Termination and Change of Control” beginning on page 29.

Mr. Hodges also entered into a retention agreement with Pozen on June 19, 2015. Pursuant to the retention agreement Mr. Hodges received an upfront payment of $240,000 as an incentive to remain with Pozen through the completion of the Tribute Transaction. He is eligible to receive an additional payment of $240,000 on or before April 1, 2016, provided that he has achieved certain pre-determined performance conditions. For Mr. Hodges, these performance conditions consist of assisting in the financial and accounting activities related to the Tribute Transaction, and leading Pozen’s U.S. finance and accounting operations through the end of the 2015 fiscal year, and completing the 2015 audit. In addition, Mr. Hodges is expected to assist in developing new accounting and compliance systems for Aralez and transition of his duties to Mr. Charles no later than April 1, 2016.

Annual Cash Incentive Awards

The Aralez Compensation Committee reviewed Pozen’s performance during 2015 to determine the level of satisfaction of the performance goals during 2015 (described in greater detail above on page 15 in the section entitled “Elements of Compensation — Annual cash incentives”) and the annual cash incentive awards that were earned by the legacy Pozen executives, including our named executive officers. The Aralez Compensation Committee determined that, while two of the corporate goals were completed during the 2015 fiscal year, two corporate goals were not completed.  The Aralez Compensation Committee determined that it would be fair and reasonable to fund the bonus pool for cash bonuses relating to the 2015 fiscal year at 60% of the target level, in order to reflect that two of the four goals were not completed while also recognizing the external factors that delayed the completion of the corporate goal relating to the Tribute Transaction. As a result of this determination, Mr. Hodges received an annual cash incentive award of $89,709, which is equal to 60% of his target annual cash incentive.

In connection with their hiring during 2015, Messrs. Adams, Koven, Charles and Glickman were each guaranteed a minimum annual cash incentive award for 2015 equal to their respective target annual cash incentive awards, pro-rated for the portion of 2015 that they were employed by Pozen. Since the guaranteed minimum payment exceeded the level of achievement of the 2015 performance goals, Messrs. Adams, Koven, Charles and Glickman were each awarded the guaranteed minimum annual cash incentive award as provided by their respective employment agreements ($408,333; $196,875; $77,500; and $90,956, respectively).

Outstanding Equity Awards at December 31, 2015

The following table summarizes the equity awards Pozen has made to our named executive officers that had not been exercised and remained outstanding as of December 31, 2015.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (2)
Adrian Adams	—	—		—		—	—	1,944,888	(3)	$13,283,585	—		—
John R. Plachetka, Pharm D.	206,131	—		—		$8.62	1/3/2016	—		—	—		—
	35,271	—		—		$13.83	2/14/2017	—		—	—		—
	107,040	—		—		$8.36	8/27/2017	—		—	—		—
	62,053	—		—		$11.83	8/27/2017	—		—	—		—
	49,151	—		—		$4.64	8/27/2017	—		—	—		—
	165,198	—		—		$5.33	8/27/2017	—		—	—		—
	52,439	—		—		$3.77	8/27/2017	—		—	—		—
	15,268	—		—		$1.98	8/27/2017	—		—	—		—
	229,964	—		—		$3.87	8/27/2017	—		—	—		—
	—	154,486	(4)	—		$8.83	8/27/2025	—		—	—		—
William L. Hodges	50	—		—		$8.62	1/3/2016	11,814	(7)	$80,690	2,755	(10)	$18,817
	109,936	—		—		$13.84	1/3/2017	15,000	(8)	$102,450	12,404	(11)	$84,719
	20,277	—		—		$11.83	5/6/2018	22,500	(9)	$153,675	—		—
	611	—		—		$5.33	3/15/2020	—		—	—		—
	13,743	—		—		$3.77	3/15/2021	—		—	—		—
	—			5,089	(5)	$1.98	10/3/2021	—		—	—		—
	15,268	15,269	(6)	—		$3.87	3/15/2022	—		—	—		—
Andrew I. Koven	—	—		—		—	—	1,476,674	(3)	$10,085,683	—		—
Scott J. Charles	—	—		—		—	—	29,137	(3)	$199,006	—		—
Mark A. Glickman	—	—		—		—	—	29,137	(3)	$199,006	—		—

(1)             The exercise price of each of the options included in this table is equal to the closing price of Pozen’s common stock as reported by NASDAQ on the respective date of grant.

(2)             Calculated by multiplying the closing market price of Pozen’s common stock on December 31, 2015 ($6.83) by the unvested number of RSUs.

(3)             The RSUs vest in equal installments on the first, second, third and fourth anniversary of the date of grant (June 2, 2015 for Mr. Adams and Mr. Koven; July 27, 2015 for Mr. Charles; and June 22, 2015 for Mr. Glickman).

(4)             The options become exercisable as follows: 100% become exercisable if YOSPRALA is approved by the FDA by December 31, 2015; 75% become exercisable if YOSPRALA is approved by the FDA between January 1, 2016 and March 31, 2016; and 50% become exercisable if YOSPRALA is approved by the FDA Between April 1, 2016 and June 30, 2016. The options are forfeited if YOSPRALA is not approved by the FDA by June 30, 2016.

(5)             The options vest in accordance with the following schedule: (a) one-half (1/2) upon first cycle NDA approval of PA32540 (otherwise 25% upon NDA approval after first cycle), and (b) one-half (1/2) upon execution of a significant partnering transaction for PA32540 in a major territory (this performance condition was achieved in September 2013 with the execution of the Sanofi US agreement), subject in each case to continued employment or service to the Company.

(6)             The options vests 50% per year beginning on the third anniversary of the option’s 3/15/2012 grant date.

(7)             The RSU award vests 25% per year beginning on the first anniversary of the option’s 3/15/2013 grant date.

(8)             The RSU award vests 25% per year beginning on the first anniversary of the option’s 3/15/2014 grant date.

(9)             The RSU award vests 25% per year beginning on the first anniversary of the option’s 12/31/14 grant date.

(10)        The RSUs vest in accordance with the following schedule: (a) one-half (1/2) upon first cycle NDA approval of PA32540 (otherwise 25% upon NDA approval after first cycle), and (b) one-half (1/2) upon execution of a significant partnering transaction for PA32540 in a major territory (this performance condition was achieved in September 2013 with the execution of the Sanofi US agreement), subject in each case to continued employment or service to the Company.

(11)        The RSUs vest in accordance with the following schedule: (a) 1/2 upon the acceptance by the FDA of the filing of a NDA for a low dose PA product, currently PA8140 and (b) 1/2 upon approval by the FDA of an NDA for a low dose PA product, currently PA8140.

Option Exercises and Stock Vested in 2015 Fiscal Year

The following table provides information regarding our named executive officers’ exercise of stock options and vesting of restricted stock awards during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Adrian Adams	—	—	—	—
John R. Plachetka, Pharm.D.	—	—	287,864	$2,442,086
William L. Hodges	122,364	$694,210	18,406	$132,802
Andrew I. Koven	—	—	—	—
Scott J. Charles	—	—	—	—
Mark A. Glickman	—	—	—	—

(1)         Calculated based upon the closing market price of Pozen’s common stock on the respective dates of exercise less the exercise price of each share.

(2)         Represents the value of RSUs that vested during 2015. Calculated by multiplying the number of shares represented by the RSUs by the closing market price of Pozen’s common stock on the vesting date.

Pension Benefits for 2015 Fiscal Year

The table disclosing the value of accumulated benefits under and other information concerning defined benefit plans during the year is omitted because Pozen did not have a defined benefit plan for our named executive officers or other employees. The only retirement plan available to our named executive officers in 2015 was Pozen’s 401(k) plan which is available to all employees.

Nonqualified Deferred Compensation for 2015 Fiscal Year

The table disclosing contributions to and aggregate earnings under or distributions from nonqualified defined contribution or other deferred compensation plans is omitted because Pozen did not maintain any such nonqualified deferred compensation plans.

Potential Payments on Termination and Change of Control

Upon termination of employment or a change of control, our named executive officers are entitled to certain compensation and benefits under the terms of their employment agreements, as well as other plans and arrangements provided by us. The terms of the employment agreements for Dr. Plachetka and Mr. Hodges contain a provision providing for a tax gross up in the event that any severance payment or benefit would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code. Executive employment agreements executed after January 1, 2009, including those executed by Messrs. Adams, Koven, Charles and Glickman, do not contain this provision. The tables below list the potential compensation payable to our named executive officers under various hypothetical termination scenarios. With the exception of Dr. Plachetka, the discussion and the amounts shown in the tables assume that the termination or change of control took place on December 31, 2015 (and thus include amounts earned through such time), and assume that the price per share of Pozen’s stock was the closing market price on December 31, 2015 ($6.83 per share). The amounts shown are estimates of the amounts that would be paid out to the named executive officers. The amounts that the named executive officers would receive in an actual termination or change of control can only be determined at the time the event occurs. However, for Dr. Plachetka, the amounts shown are the actual amounts that he received upon his retirement on June 1, 2015.

Messrs. Adams and Koven

In 2015, Pozen entered into employment agreements with Mr. Adams, Pozen’s new CEO, and Mr. Koven, Pozen’s new President and Chief Business Officer, that provide certain payments and benefits upon termination of employment under certain circumstances.

In the event the employment of Mr. Adams or Mr. Koven is terminated without cause, if he voluntarily terminates his employment for good reason, in the event of his death, or if he is terminated due to disability, Mr. Adams or Mr. Koven, as applicable, will receive: (i) accrued but unpaid base salary and vacation through the date of termination; (ii) a lump sum payment equal to 24 months of base salary; (iii) a lump sum payment equal to two times the greater of (x) the average annual bonus paid over the previous two years or (y) the annual bonus paid the year preceding the year in which his termination of employment occurs, provided that if Mr. Adams or Mr. Koven, as applicable, is not employed for a sufficient time to have received an annual cash bonus, such calculation will assume that a target annual cash bonus was paid; (iv) continuation of medical benefits for a period of 24 months following the date of termination (subject to his payment of active employee rates), or, if such benefits cannot be provided, a cash payment payable within 60 days in an amount equal to the fair market value of the benefits which were to be provided; and (v) acceleration of the vesting of all equity and equity-based awards that would otherwise vest in the next 24 month period.

In the event that, within 12 months of a change of control of Pozen (or Aralez, following the closing of the Tribute Transaction), the employment of Mr. Adams or Mr. Koven is terminated without cause or if he voluntarily terminates his employment for good reason, Mr. Adams or Mr. Koven, as applicable, will receive: (i) accrued but unpaid base salary and vacation through the date of termination; (ii) a lump sum payment equal to 36 months of base salary; (iii) a lump sum payment equal to three times the greater of (x) the average annual bonus paid over the previous two years or (y) the annual bonus paid the year preceding the year in which his termination of employment occurs, provided that if Mr. Adams or Mr. Koven, as applicable, is not employed for a sufficient time to have received an annual cash bonus, such calculation will assume that a target annual cash bonus was paid; (iv) continuation of medical benefits for a period of 36 months following the date of termination (subject to his payment of active employee rates), or, if such benefits cannot be provided, a cash payment payable within 60 days in an amount equal to the fair market value of the benefits which were to be provided; and (v) immediate and full vesting of all outstanding unvested equity awards. In the event of a change of control, Mr. Adams and Mr. Koven will not be entitled to a tax gross-up with respect to excise taxes under Section 4999 of the Code. Instead, any payments to Mr. Adams or Mr. Koven that would be subject to the excise tax will be reduced to the level at which the excise tax will not be applied unless Mr. Adams or Mr. Koven would be in a better net after-tax position by receiving the full payments and paying the excise tax.

The payment of all severance benefits is contingent on Mr. Adams or Mr. Koven, as applicable, executing a general release of claims in favor of the company and not revoking such release. Mr. Adams and Mr. Koven are subject to non-competition, non-solicitation and non-interference covenants for one year following termination of employment for any reason.

Messrs. Charles and Glickman

In 2015, Pozen entered into employment agreements with Mr. Charles, Pozen’s Senior Vice President, Finance, who was appointed our Chief Financial Officer effective January 1, 2016, and Mr. Glickman, Pozen’s new Chief Commercial Officer, that provide certain payments and benefits upon termination of employment under certain circumstances.

In the event the employment of Mr. Charles or Mr. Glickman is terminated without cause or if he voluntarily terminates his employment for good reason, Mr. Charles or Mr. Glickman, as applicable, will receive (i) accrued but unpaid base salary and vacation through the date of termination; (ii) an amount, payable in 12 equal monthly installments, equal to the sum of (x) one times his base salary in effect immediately prior to the date of termination, and (y) one times the average annual cash bonus paid over the previous two years, provided that if Mr. Charles or Mr. Glickman, as applicable, is not employed for a sufficient time to have received an annual cash bonus, such calculation will assume that a target annual cash bonus was paid; (iii) continuation of medical benefits for a period of 12 months following the date of termination (subject to his payment of active employee rates), or, if such benefits cannot be provided, a cash payment payable within 60 days in an amount equal to the fair market value of the benefits which were to be provided; and (iv) acceleration of the vesting of all equity and equity-based awards that would otherwise vest in the 12 month period following the date of termination.

In the event that, within 12 months of a change of control of Pozen (or Aralez, following the closing of the Tribute Transaction), the employment of Mr. Charles or Mr. Glickman is terminated without cause or if he voluntarily terminates his employment for good reason, Mr. Charles or Mr. Glickman, as applicable, will receive (i) accrued but unpaid base salary and vacation through the date of termination; (ii) a lump sum cash amount, payable on the 60th day following the date of termination, equal to two times his base salary in effect immediately prior to date of termination; (iii) a lump sum cash amount, payable on the 60th day following date of termination, equal to two times the greater of (x) the average annual cash bonus received for each of the preceding two years and (y) the annual cash bonus received during the preceding year, provided that if Mr. Charles or Mr. Glickman, as applicable, is not employed for a sufficient time to have received an annual cash bonus, such calculation will assume that a target annual cash bonus was paid; (iv) continuation of medical benefits for a period of 24 months following the date of termination (subject to his payment of active employee rates), or, if such benefits cannot be provided, a cash payment payable within 60 days in an amount equal to the fair market value of the benefits which were to be provided; and (v) immediate and full vesting of all outstanding equity or equity-based awards. In the event of a change of control, Mr. Charles and Mr. Glickman will not be entitled to a tax gross-up with respect to excise taxes under Section 4999 of the Code. Instead, any payments to Mr. Charles or Mr. Glickman that would be subject to the excise tax will be reduced to the level at which the excise tax will not be applied unless Mr. Charles or Mr. Glickman would be in a better net after-tax position by receiving the full payments and paying the excise tax.

The payment of all severance benefits is contingent on Mr. Charles or Mr. Glickman, as applicable, executing a general release of claims in favor of the company and not revoking such release. Mr. Charles and Mr. Glickman are subject to non-competition, non-solicitation and non-interference covenants for one year following termination of employment for any reason.

Mr. Hodges

Pursuant to his employment agreement with Pozen, in the event Mr. Hodges is terminated without cause or voluntarily terminates his employment for good reason, whether or not in connection with a change of control, he is entitled to a severance payment equal to one year’s base salary plus the average annual cash incentives paid to him over the preceding two years. In June 2015, Pozen adopted a new severance plan, which applies to all employees who were employees of Pozen as of March 31, 2015 and who are terminated without cause. Mr. Hodges is eligible to participate in this severance plan, and the benefits he receives under this severance plan are in lieu of any severance benefits he would be entitled to under his employment agreement.

Under the terms of the severance plan, Mr. Hodges will be eligible to receive the following severance benefits if his employment is terminated without cause: (i) severance payments equal to 12 months of base salary, payable in equal monthly installments; (ii) 100% of his target bonus for the year in which the involuntary termination takes place; (iii) reimbursement of the premiums for continuation of group health insurance coverage for a period of 18 months following termination, less the amount he was paying for such benefits prior to termination; (iv) an extension of the period during which he may exercise his vested stock options to the earlier of two years following the date of termination or the expiration of the term of the stock option.

The payment of all severance benefits is contingent on Mr. Hodges executing a general release of claims in favor of the company and not revoking such release. Mr. Hodges is subject to certain restrictive covenants for two years following termination of employment for any reason.

Mr. Hodges resigned as Pozen’s Chief Financial Officer effective January 1, 2016, and will remain as Senior Vice President, Finance through the end of the first quarter of 2016. Upon his termination of employment, he will enter into a separation agreement and will receive the severance benefits set forth above.

Upon a change of control of Pozen, Mr. Hodges may be subject to certain excise taxes pursuant to Section 280G of the Code. He is entitled to a full reimbursement by Pozen of any excise taxes that are imposed upon him as a result of the change of control, any income and excise taxes imposed on them as a result of Pozen’s reimbursement of the excise tax amount and any additional income and excise taxes that are imposed on them as a result of this reimbursement for excise or income taxes. For purposes of the 280G calculation reflected in the table below, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to Mr. Hodges executing a noncompetition agreement. The payment of the 280G tax gross-up will be payable to him for any excise tax incurred regardless of whether his employment is terminated. The Tribute Transaction did not constitute a change of control of Pozen, so this provision of Mr. Hodges’ employment agreement is not applicable.

Dr. Plachetka

Dr. Plachetka retired as Pozen’s Chairman, President and CEO on June 1, 2015. At the time of his retirement, Pozen entered into a separation agreement and release. The separation agreement provides Dr. Plachetka with the severance benefits he would be entitled to pursuant to his employment agreement, and certain additional performance-based awards in recognition of his efforts to secure approval of YOSPRALA by the FDA and payments in consideration of a release of claims and a voting agreement which grants Pozen an irrevocable proxy with respect to all shares held directly or indirectly by Dr. Plachetka for a term of three years.

Pursuant to his separation agreement, Dr. Plachetka continued to receive his salary and benefits until August 28, 2015. Dr. Plachetka also received the following severance benefits (i) the continuation of his base salary at the current rate for a period of 24 months, paid in equal monthly installments; (ii) a lump sum payment of two times the average annual bonus actually awarded to him over the prior two years; (iii) reimbursement of the actual cost of continuing his health and dental benefits under COBRA for the 18 months following the Separation Date; (iv) an amount equal to the portion of his long term cash incentive awards that would have become vested on the next vesting date if he had not retired; (v) acceleration of vesting of all outstanding stock options and RSU awards; (vi) an extension of the period during which he may exercise his vested stock options to the earlier of two years following the date of termination or the expiration of the term of the stock option; (vii) additional cash payments totaling $1,500,000 in consideration of the execution of a general release of claims in favor of Pozen.

Dr. Plachetka was also granted a performance-based stock option at the time of his separation, and a long-term cash incentive award, with both awards vesting based on the timing of an approval of YOSPRALA by the FDA, described in detail above in the narrative to the Summary Compensation Table.

Applicable Definitions in Employment Agreements and Severance Plan

Cause: In the employment agreements with Messrs. Adams, Koven, Charles, and Glickman, “cause” means:

•                  the executive is convicted of, or pleads guilty or nolo contendere to, a felony or a crime involving moral turpitude;

•                  in carrying out his duties, the executive engages in conduct that constitutes willful gross misconduct, or willful gross neglect and that, in either case, results in material economic or reputational harm to the company, which executive fails to cure after 30 days’ written notice; or

•                  the executive refuses to perform, or repeatedly fails to undertake good faith efforts to perform, the duties or responsibilities reasonably assigned to him, which has continued for 30 days following written notice of such non-performance.

Under the Severance Plan, “cause” means that the employee is terminated due to misconduct or unsatisfactory performance, including, but not limited to, the following:

•                  the employee is convicted of, or pleads guilty or nolo contendere to, a felony, or is convicted of a misdemeanor that involves moral turpitude;

•                  the employee commits any act that involves moral turpitude, dishonesty, theft, destruction of property, fraud, embezzlement or unethical business conduct, or that is otherwise injurious to the company, whether financially, reputationally, or otherwise;

•                  the employee violates any rule or policy of Pozen (or Aralez, following the closing of the Tribute Transaction) that is injurious or reasonably likely to be injurious to Pozen (or Aralez), whether financially, reputationally, or otherwise;

•                  the employee’s misconduct relating to his or her employment;

•                  the employee’s failure or refusal to perform his or her job duties to the satisfaction of Pozen (or Aralez, following the closing of the Tribute Transaction), other than as a result of the employee’s incapacity due to physical or mental injury or illness;

•                  any violation by the employee of any material provision of any other contract or agreement between the employee and the company, including any agreements regarding confidentiality; or

•                  the employee’s failure to abide by any directive of Pozen (or Aralez, following the closing of the Tribute Transaction), its board of directors, or an office or manager to whom the employee reports

Good Reason:  In the employment agreements with Messrs. Adams, Koven, Charles, and Glickman, “good reason” means the occurrence, without the executive’s written consent, of any of the following:

•                  a change in authority, duties, responsibilities or reporting lines (including, for Mr. Koven, no longer reporting to Mr. Adams);

•                  a reduction in base salary;

•                  any relocation of principal office or principal place of employment to a location more than 50 miles from Philadelphia, Pennsylvania or such other corporate headquarters as is approved by the CEO;

•                  a material breach of the agreement by Pozen (or Aralez, following the closing of the Tribute Transaction); or

•                  Pozen (or Aralez, following the closing of the Tribute Transaction) fails to extend the term of the employment agreement.

For Mr. Adams and Mr. Koven, “good reason” also occurs if Pozen (or Aralez, following the closing of the Tribute Transaction) ceases to have any class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. For Mr. Adams, “good reason” also occurs if Pozen (or Aralez, following the closing of the Tribute Transaction) fails to appoint him to, or removes him from, the Board.

Change of control:  In the employment agreements with Messrs. Adams, Koven, Charles and Glickman, “change of control” means the first to occur of any of the following:

•                  a person or affiliated group acquires more than 50% of Pozen’s (or Aralez’s, following the closing of the Tribute Transaction)then outstanding voting securities;

•                  the stockholders of Pozen (or Aralez, following the closing of the Tribute Transaction) approve a plan of complete liquidation;

•                  the sale or disposition of all or substantially all of Pozen’s assets (or Aralez’s assets, following the closing of the Tribute Transaction);

•                  a merger, consolidation or reorganization of Pozen (or Aralez, following the closing of the Tribute Transaction) with or involving another entity unless the holders of Pozen (or Aralez, following the closing of the Tribute Transaction) voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

•                  a majority of the Board of Pozen (or Aralez, following the closing of the Tribute Transaction) are replaced during any 12-month period by directors whose appointment or election are not endorsed by a majority of the members of the Board before the date of appointment or election.

Accelerated Vesting of Options and Other Stock-Based Awards

2010 Plan

Under the change of control provisions of the 2010 Plan, unless the Compensation Committee determines otherwise, all outstanding options and stock appreciation rights, including those held by our named executive officers, will automatically accelerate and become fully exercisable, the restrictions and conditions on all outstanding stock awards will immediately lapse, and all stock units, dividend equivalents and other stock-based awards will become fully vested and will be paid at their target value or in such greater amounts as the Compensation Committee may determine. The Compensation Committee may also take certain other actions as provided in the 2010 Plan, including determining that outstanding options and stock appreciation rights that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent or subsidiary of the surviving corporation), and other outstanding grants that remain in effect after the change of control will be converted to similar grants of the surviving corporation or a parent or subsidiary of the surviving corporation). Dr. Plachetka and Messrs. Hodges, Charles and Glickman currently hold awards under the 2010 Plan. Following the completion of the Tribute Transaction, no new awards will be granted under the 2010 Plan.

For purposes of the 2010 Plan, a change of control is generally defined to include any of the following:

•                  a person, entity or affiliated group (with certain exceptions) acquires more than 50% of Pozen’s (or Aralez’s, following the closing of the Tribute Transaction) then outstanding voting securities;

•                  Pozen (or Aralez, following the closing of the Tribute Transaction) merges into another entity unless the holders of Pozen’s (or Aralez’s, following the closing of the Tribute Transaction) voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

•                  Pozen (or Aralez, following the closing of the Tribute Transaction) sells or disposes of all or substantially all of its assets;

•                  Pozen (or Aralez, following the closing of the Tribute Transaction) is liquidated or dissolved; or

•                  a majority of the Pozen (or Aralez, following the closing of the Tribute Transaction) Board have been members of the Board for less than one year, unless the election or nomination for election of each new Director who was not a director at the beginning of such one year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

Inducement Grants

Mr. Adams and Mr. Koven each hold RSUs that were made as “inducement grants” under the NASDAQ rules, and were not granted under the 2010 Plan. The RSUs subject to the inducement grants will become fully vested and will be paid upon a change of control. For purposes of the inducement grants, “change of control” has the same meaning as the term has in the 2010 Plan.

Estimated Payments Upon Termination or Change of Control

The following table illustrates the value of the payments and benefits our named executive officers (other than Dr.Plachetka) would be entitled to receive upon a termination of employment or upon a change on control of Pozen, in either case as of December 31, 2015.

Executive Benefits and Payments Upon Termination	Termination For Cause or Voluntary Termination Without Good Reason	Termination Without Cause or Voluntary Termination for Good Reason (Other than in connection with a Change of Control)	Death or Disability	Change of Control (Termination Without Cause or Voluntary Termination for Good Reason)	Change of Control (No Termination)
Adrian Adams
Cash Severance—Salary	$—	$1,400,000	$1,400,000	$2,100,000	$—
Cash Severance—Bonus(1)	$—	$1,400,000	$1,400,000	$2,100,000	$—
Stock Options—Accelerated	$—	$—	$—	$—	$—
Restricted Stock Units—Accelerated(2)	$—	$6,641,793	$6,641,793	$13,283,585	$13,283,585
Health Care Continuation(3)	$—	$59,252	$59,252	$88,878	$—
280G Tax Gross Up(4)				N/A	N/A
William L. Hodges
Cash Severance—Salary	$—	$373,787	$—	$373,787	$—
Cash Severance—Bonus	$—	$149,515	$—	$149,515	$—
Stock Options—Accelerated(2)	$—	$—	$—	$69,878	$69,878
Restricted Stock Units—Accelerated(2)	$—	$—	$—	$440,351	$440,351
Health Care Continuation(3)	$—	$33,884	$—	$33,884	$—
280G Tax Gross Up(4)				$—	$—
Andrew I. Koven
Cash Severance—Salary	$—	$900,000	$900,000	$1,350,000	$—
Cash Severance—Bonus(1)	$—	$675,000	$675,000	$1,012,500	$—
Stock Options—Accelerated	$—	$—	$—	$—	$—
Restricted Stock Units—Accelerated(2)	$—	$5,042,842	$5,042,842	$10,085,683	$10,085,683
Health Care Continuation(3)	$—	$59,252	$59,252	$88,878	$—
280G Tax Gross Up(4)				N/A	N/A
Scott J. Charles
Cash Severance—Salary	$—	$400,000	$—	$800,000	$—
Cash Severance—Bonus(1)	$—	$180,000	$—	$360,000	$—
Stock Options—Accelerated	$—	$—	$—	$—	$—
Restricted Stock Units—Accelerated(2)	$—	$49,751	$—	$199,006	$199,006
Health Care Continuation(3)	$—	$29,626	$—	$59,252	$—
280G Tax Gross Up(4)				N/A	N/A
Mark A. Glickman
Cash Severance—Salary	$—	$385,000	$—	$770,000	$—
Cash Severance—Bonus(1)	$—	$173,250	$—	$346,500	$—
Stock Options—Accelerated	$—	$—	$—	$—	$—
Restricted Stock Units—Accelerated(2)	$—	$49,751	$—	$199,006	$199,006
Health Care Continuation(3)	$—	$29,626	$—	$59,252	$—
280G Tax Gross Up(4)				N/A	N/A

(1)         Messrs. Adams, Koven, Charles and Glickman had not received any annual cash incentive bonus as of December 31, 2015. Pursuant to the terms of the employment agreements, the amount used as a basis for the cash severance—bonus calculation is the target bonus.

(2)         Calculated by multiplying the closing market price of Pozen’s common stock on December 31, 2015 ($6.83) by the accelerated number of RSUs. For stock options, the aggregate value is based on the spread between the closing market price of Pozen’s common stock on December 31, 2015 ($6.83) and the exercise price of the options.

(3)         Health care continuation is an estimate based on Pozen’s rates for coverage during the 2016 plan year, assuming that each executive elected to participate in COBRA at the same level as the executive currently participates.

(4)         Based on such closing stock price on December 31, 2015 and the terms and conditions of Mr. Hodges’ employment agreement and the Pozen severance plan, the calculated 280G payment is zero. For Messrs. Adams, Koven, Charles and Glickman, the 280G tax gross-up is N/A, because these executives are not entitled to a tax gross-up with respect to Section 280G of the Code.

Payments to Dr. Plachetka

The following table sets forth the payments received by Pozen’s former Chairman, President and CEO upon his retirement on June 1, 2015.

Benefits and Payments Upon Termination	Amount Received
Salary Continuation	$1,256,806
Bonus	$678,350
Stock Options—Accelerated(1)	$605,170
Restricted Stock Units—Accelerated(1)	$1,853,706
LTIP	$920,833
Release Payment	$1,500,000
Health Care Continuation(2)	$31,900

(1)         Calculated by multiplying the closing market price of Pozen’s common stock on August 27, 2015 ($8.83) by the accelerated number of RSUs. For stock options, the aggregate value is based on the spread between the closing market price of Pozen’s common stock on August 27, 2015 ($8.83) and the exercise price of the options.

(2)         Health care continuation represents the cost of the continuation of health care benefits following termination, as reported in Pozen’s financial statements.

Director Compensation

Discussed in the following paragraphs and tables is the compensation paid to the non-employee directors who served on the Pozen Board in 2015. Directors who were also Pozen employees did not receive any additional compensation for their service as directors of Pozen.

Cash Compensation

Pozen reimbursed each non-employee director for out-of-pocket expenses incurred in connection with attending Board and Board committee meetings and otherwise in connection with service as a director. Pozen also paid each non-employee director the following retainer fees:

•                  an annual retainer of $40,000;

•                  an annual retainer for Board committee Chairs, as follows: $12,000 for service as Chair of the Nominating/Corporate Governance Committee; $17,500 for service as Chair of the Compensation Committee; and $25,000 for service as Chair of the Audit Committee; and

•                  an annual retainer for Board committee members (other than committee Chairs), as follows: $8,000 for service on the Nominating/Corporate Governance Committee; $10,000 for service on the Compensation Committee; and $12,500 for service on the Audit Committee.

All retainers were payable quarterly and pro-rated for service of less than a full quarter; retainers would be reduced if a director failed to attend at least 75% of all required Board and committee meetings. No compensation was paid to directors for attendance at individual Board or Board committee meetings.

Equity Compensation

•                  Upon his or her initial election to the Pozen Board, 14,000 RSUs relating to Pozen common stock. This initial grant vest one-third annually over three years, subject to continued service as a director.

•                  On the date of each annual meeting of stockholders, an amount of RSUs relating to Pozen common stock with a market value as of the grant date equal to $80,000. The RSUs vest on the earlier of the one-year anniversary of the grant or the date of the next annual stockholder meeting, subject in either case to the director’s continued service on the Board at that date.

Equity grants awarded pursuant to this director compensation program were granted under and subject to the terms and conditions of the POZEN Inc. 2010 Equity Compensation Plan (the “2010 Plan”), including without limitation the terms providing for acceleration of vesting upon a change of control. All stock options were granted at an exercise price per share equal to the closing price of Pozen common stock, as reported on NASDAQ, on the date of grant, have a ten-year term and are exercisable for a period of up to three years following the date the director’s service on the Board terminates, to the extent vested as of such date, but not beyond the expiration of the ten-year term.

The Pozen Board adopted a non-employee director stock ownership guideline of shares equal in value to three times the annual director retainer of $40,000, to be acquired over a five year period. Directors were strongly encouraged to hold their shares of Pozen stock while they serve on the Board.

Consulting Fees

During 2015, two of Pozen’s non-employee directors, Mr. Kirsch and Mr. Lee, provided additional services to Pozen in connection with the proposed Tribute Transaction. Mr. Kirsch was paid $100,000 for his consulting services during 2015, and Mr. Lee was paid $75,000 for his consulting services. These consulting fees were paid for the valuable guidance that was provided by these directors and considerable time devoted to these additional services above their normal services as directors of Pozen. The consulting fees were approved by the other members of the Board.

Director Compensation Table

The following table further summarizes the compensation paid by Pozen to the non-employee directors during the 2015 fiscal year. Except as noted below, all of the Pozen directors are paid at the same rate. The differences among directors in the table below are a function of additional compensation for chairing a committee and/or serving on one or more committees.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Neal F. Fowler	$58,000	$80,003	—	—	—	—	$138,003
Arthur S. Kirsch	$83,000	$80,003	—	—	—	$100,000	$263,003
Kenneth B. Lee, Jr.	$70,000	$80,003	—	—	—	$75,000	$225,003
Seth A. Rudnick, M.D.	$74,500	$80,003	—	—	—	—	$154,503

(1)         Consists of the following:

a.              Neal F. Fowler: four quarterly payments toward 2015 annual fees, including a 2015 annual retainer of $40,000 and $18,000 for service as a member of one or more Board Committees.

b.              Arthur S. Kirsch: four quarterly payments toward 2015 annual fees, including a 2015 annual retainer of $40,000, $25,000 for service as Chair of the Audit Committee and $18,000 for service as a member of one or more Board Committees.

c.               Kenneth B. Lee, Jr: four quarterly payments toward 2015 annual fees, including a 2015 annual retainer of $40,000, $17,500 for serving as Chairman of the Compensation Committee and $12,500 for service as a member of one or more Board Committees.

d.              Seth A. Rudnick: four quarterly payments toward 2015 annual fees, including a 2015 annual retainer of $40,000, $12,000 for serving as Chairman of the Governance Committee and $22,500 for service as a member of one or more Board Committees.

(2)         The amounts included in this column are the dollar amounts representing the full grant date fair value of each restricted stock unit award calculated in accordance with FASB ASC Topic 718. At December 31, 2015, each director held awards of 9,390 RSUs, all of which had been granted on June 10, 2015 and vest on the earlier of the one-year anniversary of the grant or the date of the next annual stockholder meeting (the 2016 Annual Meeting). For information on the valuation assumptions used in calculating this amount, see Note 6 to Pozen’s audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

(3)         The amounts represent consulting fees paid in 2015 for additional consulting services provided by Mr. Kirsch and Mr. Lee.

The following table lists the number of outstanding options held by each of the directors as of December 31, 2015, each of which was granted at an exercise price equal to the closing price of Pozen’s common stock as reported by NASDAQ on the respective date of grant.

Name	Options Outstanding as of December 31, 2015 (#)
Neal F. Fowler	0
Arthur S. Kirsch	54,965
Kenneth B. Lee, Jr.	6,107
Seth A. Rudnick, M.D.	0

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the “Compensation Discussion and Analysis.” Based on that review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

COMPENSATION COMMITTEE:

Kenneth B. Lee, Jr. (Chair)
Jason M. Aryeh
Neil F. Fowler
Seth A. Rudnick, M.D.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known us concerning the beneficial ownership of Aralez’s outstanding shares of common as of March 30, 2016 (unless otherwise noted) for:

•                  each person known by us to beneficially own 5% or more of the outstanding Aralez Shares;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of Aralez Shares beneficially owned by a person and the percentage ownership of that person, Aralez Shares that could be issued upon the exercise of outstanding options and warrants held by that person that are currently exercisable at March 30, 2016 are considered outstanding. These shares, however, are not considered outstanding as of March 30, 2016 when computing the percentage ownership of each other person.

Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 63,960,319 Aralez Shares outstanding on March 30, 2016.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
John R. Plachetka, Pharm.D.	3,855,155	(1)	6.03%
Entities affiliated with Deerfield Management Company, L.P.	10,702,554	(2)	16.73%
Par Investment Partners, L.P.	3,863,699	(3)	6.04%
Broadfin Capital, LLC	3,800,000	(4)	5.94%

(1) This amount reflects ownership by Silver Hill Investments, LLC, John R. Plachetka and Clare A. Plachetka and certain affiliated entities, and consists of (i) 1,157,808 shares owned by Silver Hill Investments, LLC, which is 50% owned by the Family Trust under the John R. Plachetka Irrevocable Trust (the “JRP Family Trust”), 40% owned by John R. Plachetka through his assignee, the Revocable Declaration of Trust, John R. Plachetka, Trustee (the “JRP Revocable Trust”), and 10% owned by his wife, Clare A. Plachetka, through her assignee, the Clare A. Plachetka Revocable Declaration of Trust, Clare A. Plachetka, Trustee (the “CAP Revocable Trust”); (ii) 1,232,623 shares owned by the JRP Revocable Trust; (iii) 218,910 shares owned by the CAP Revocable Trust; (iv) 22,631 shares owned by the JRP Family Trust; (v) 506,799 shares held by John R. Plachetka; and (vi) 716,384 shares issuable pursuant to options granted to John R. Plachetka exercisable currently.  This amount does not reflect 115,865 shares underlying options currently not exercisable. The business address of Dr. Plachetka is c/o Aralez Pharmaceuticals Inc., 151 Steeles Avenue East, Milton, Ontario, Canada L9T 1Y1.

(2) Based on information disclosed in a Schedule 13G filed with the SEC on February 16, 2016 by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Mgmt III, L.P., Deerfield Private Design Fund III, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. and James E. Flynn (the “Deerfield Reporting Persons”).  As reported in the Schedule 13G filed by the Deerfield Reporting Persons: (i) Deerfield Mgmt, L.P. has shared voting power and shared dispositive power with respect to 5,373,569 shares, comprised of an aggregate of 844,583 common shares and 4,528,986 common shares underlying convertible notes held by Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., of which Deerfield Mgmt, L.P. is the General Partner; (ii) Deerfield Management Company, L.P. has shared voting power and shared dispositive power with respect to 10,702,554 shares, comprised of an aggregate of 1,644,583 common shares and 9,057,971 common shares underlying convertible notes held by Deerfield Private Design Fund III, L.P. and Deerfield International Master Fund, L.P., of which Deerfield Management Company, L.P. is the investment advisor; (iii) Deerfield Mgmt III, L.P. has shared voting power and shared dispositive power with respect to 5,328,985 shares, comprised of an aggregate of 800,000 common shares and 4,528,985 common shares underlying convertible notes held by Deerfield Private Design Fund III, L.P., of which Deerfield Mgmt III, L.P. is the general partner; (iii)  Deerfield Private Design Fund III, L.P. has shared voting power and shared dispositive power with respect to 5,328,985 shares, comprised of an aggregate of 800,000 common shares and 4,528,985 common shares underlying convertible notes; (iv) Deerfield International Master Fund, L.P. has shared voting power and shared dispositive power with respect to 3,009,198 shares, comprised of an aggregate of 472,966 common shares and 2,536,232 common shares underlying convertible notes; (v) Deerfield Partners, L.P. has shared voting power and shared dispositive power with respect to 2,364,371 shares, comprised of an aggregate of 371,617 common shares and 1,992,754 common shares underlying convertible notes; and (vi) James E. Flynn has shared voting power and shared dispositive power with respect to 10,702,554 shares, comprised of an aggregate of 1,644,583 common shares and 9,057,971 common shares underlying convertible notes held by Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. The provisions of the convertible notes beneficially owned by the Deerfield Entities restrict the conversion of such securities to the extent that, upon such exercise or conversion, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 9.985% of the total number of shares of Aralez then outstanding (the “Ownership Cap”).  Accordingly, notwithstanding the number of shares reported, the Aralez Entities disclaim beneficial ownership of the common shares issuable upon the conversion of such convertible notes to the extent that upon such conversion the number of common shares beneficially owned by all reporting persons hereunder, in the aggregate, would exceed the Ownership Cap. The address of the Deerfield Reporting Persons is 780 Third Avenue, 37th Floor, New York, NY 10017.

(3) Based on information disclosed in a Schedule 13G filed with the SEC on February 16, 2016 with respect to ownership as of December 31, 2015 by PAR Investment Partners, L.P., PAR Group, L.P. and PAR Capital Management, Inc. PAR Group, L.P. is the sole general partner of PAR Investment Partners, L.P. PAR Capital Management Inc. is the sole general partner of PAR Group, L.P. The address of PAR Capital Management, Inc. is One International Place, Suite 2041, Boston, MA 02110.

(4) Based on information disclosed in a Schedule 13G filed with the SEC on March 24, 2016, Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler share voting power and dispositive power with respect to these shares. The address of Broadfin Capital, LLC is 300 Park Avenue, 25th Floor, New York, NY 10022.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Adrian Adams	1,000,000	(2)	1.56%
John R. Plachetka	3,855,155	(3)	5.96%
Jason M. Aryeh	92,755	(4)	*
Scott J. Charles	—	(5)	*
Neal F. Fowler	50,746	(6)	*
Mark Glickman	—	(7)	*
Rob Harris	1,697,859	(8)	2.64%
William L. Hodges	328,235	(9)	*
Arthur S. Kirsch	83,040	(10)	*
Andrew I. Koven	—	(11)	*
Kenneth B. Lee, Jr.	79,073	(12)	*
Seth A. Rudnick, M.D.	47,501	(13)	*
F. Martin Thrasher	394,305	(14)	*
All current directors, director nominees and executive officers as a group (14 persons)	3,775,014	(15)	5.84%

*                 Less than 1%

(1)         Unless otherwise set forth herein, the street address of the named beneficial owners is c/o Aralez Pharmaceuticals Inc., 151 Steeles Avenue East, Milton, Ontario, Canada L9T 1Y1.

(2)         Does not include 2,069,230 shares issuable pursuant to RSUs previously granted.

(3)         This amount reflects ownership by Silver Hill Investments, LLC, John R. Plachetka and Clare A. Plachetka and certain affiliated entities, and consists of (i) 1,157,808 shares owned by Silver Hill Investments, LLC, which is 50% owned by the Family Trust under the John R. Plachetka Irrevocable Trust (the “JRP Family Trust”), 40% owned by John R. Plachetka through his assignee, the Revocable Declaration of Trust, John R. Plachetka, Trustee (the “JRP Revocable Trust”), and 10% owned by his wife, Clare A. Plachetka, through her assignee, the Clare A. Plachetka Revocable Declaration of Trust, Clare A. Plachetka, Trustee (the “CAP Revocable Trust”); (ii) 1,232,623 shares owned by the JRP Revocable Trust; (iii) 218,910 shares owned by the CAP Revocable Trust; (iv) 22,631 shares owned by the JRP Family Trust; (v) 506,799 shares held by John R. Plachetka; and (vi) 716,384 shares of common stock issuable pursuant to options granted to John R. Plachetka exercisable currently.  This amount does not reflect 115,865 shares underlying options currently not exercisable.

(4)         Owned by JALAA Equities, LP, of which Mr. Aryeh is the General Partner, and includes 45,468 shares issuable pursuant to warrants currently exercisable.

(5)         Does not include 163,368 shares issuable pursuant to RSUs previously granted.

(6)         Does not include 9,390 shares issuable pursuant to RSUs previously granted.

(7)         Does not include 161,553 shares issuable pursuant to RSUs previously granted.

(8)         Includes 361,078 shares issuable pursuant to options exercisable currently.

(9)         Includes 172,321 shares issuable pursuant to options exercisable currently.

(10)  Includes 18,321 shares issuable pursuant to options exercisable currently, but does not include 9,390 shares issuable pursuant to RSUs previously granted.

(11)  Does not include 1,538,806 shares issuable pursuant to RSUs previously granted.

(12)  Includes 6,107 shares issuable pursuant to options exercisable currently, but does not include 9,390 shares issuable pursuant to RSUs previously granted.

(13)  Does not include 9,390 shares issuable pursuant to RSUs previously granted.

(14)  Includes 121,493 shares issuable pursuant to options exercisable currently.

(15)  Includes 724,787 shares issuable pursuant to options exercisable currently, but does not include 4,386,964 shares issuable pursuant to RSUs previously granted.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2015, regarding our compensation plans, including individual compensation agreements, under which equity securities were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,643,393	(1)	$8.30	(2)	2,140,363
Equity compensation plans not approved by security holders	3,421,562	(3)	—		—
Total	6,064,955		$8.30		2,140,363

(1) Represents the number of underlying shares of common stock associated with outstanding options and RSUs that were granted under the Pozen equity compensation plans approved by security holders.  The awards outstanding under these plans as of February 5, 2016 were assumed by Aralez upon the closing of the Tribute Transaction, and no further awards will be granted under the Pozen equity compensation plans.

(2) Represents the weighted average exercise price of the outstanding options reported in column (a).  Does not take into account the outstanding RSUs reported in column (a).

(3) Represents shares underlying inducement RSU grants to certain executive officers that were issued outside of security holder approved equity plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Our Board has adopted written policies and procedures for the review, approval or ratification of transactions involving the Company and any executive officer, director, director nominee, 5% stockholder and certain of their immediate family members (each of whom we refer to as a “related person”). The policies and procedures cover any transaction involving $120,000 or more with a related person (a “related person transaction”) in which the related person has a material interest and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

Any proposed related person transaction must be reported to the Chairman of our Nominating/Corporate Governance Committee. The policy calls for the transaction to be reviewed and, if deemed appropriate, approved by the Nominating/Corporate Governance Committee. The transaction should be approved in advance whenever practicable. If not practicable, the Nominating/Corporate Governance Committee will review, and may, if deemed appropriate, ratify the related person transaction. The policy also permits the Chairman of the Nominating/Corporate Governance Committee to approve related person transactions that arise between committee meetings, subject to ratification by the Nominating/Corporate Governance Committee at its next meeting. Any related person transaction that is ongoing in nature will be reviewed annually.

A related person transaction will be considered approved or ratified if it is authorized by the Nominating/Corporate Governance Committee or Chairman after full disclosure of the related person’s interest in the transaction. The transaction may be approved or ratified only if the Nominating/Corporate Governance Committee determines that the transaction is not inconsistent with the Company’s best interests. In considering related person transactions, the Nominating/Corporate Governance Committee will consider any information considered material to investors and the following factors:

•                  the related person’s interest in the transaction;

•                  the approximate dollar value of the transaction;

•                  whether the transaction was undertaken in the ordinary course of our business;

•                  whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

•                  the purpose and potential benefit to us of the transaction.

The policy provides that transactions involving the compensation of our executive officers will be reviewed and approved by the Compensation Committee or our Board, in accordance with the Compensation Committee’s charter.

Director Independence

Our Board has determined that each of the members of the Board, with the exception of Mr. Adrian Adams, who serves as our Chief Executive Officer, and Mr. Harris, who previously served as President and Chief Executive Officer of Tribute, is independent as that term is defined under the applicable independence listing standards of the NASDAQ Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to Pozen for professional services rendered to Pozen by Ernst & Young LLP, Pozen’s registered independent public accounting firm for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees(1)	$1,314,997	$398,049
Audit-Related Fees(2)	163,010	—
Tax Fees(3)	275,664	—
All Other Fees	—	—
Total	$1,753,671	$398,049

(1)              Audit Fees in 2015 includes $1,088,111 of audit fees attributable to services provided to Pozen and $226,886 of audit fees attributable to services provided to Aralez. Audit fees in 2015 consisted of fees associated with the annual audit and the reviews of Pozen’s quarterly reports on Form 10-Q along with fees associated with SEC and accounting regulations and compliance consulting. These fees also include audit procedures related to the Tribute Transaction. Audit Fees in 2014 consisted of fees associated with the annual audit and the reviews of Pozen’s quarterly reports on Form 10-Q along with fees associated with SEC and accounting regulations and compliance consulting.

(2)              Audit-Related Fees in 2015 consisted of financial due diligence procedures related to the Tribute Transaction. There were no Audit-Related Fees in 2014.

(3)              Tax Fees in 2015 consisted of fees associated with tax structuring consultations and tax-related due diligence provided by Ernst & Young LLP related to the Tribute Transaction, as well as New Jersey tax incentives consultations and assistance provided to Pozen. There were no Tax Fees in 2014.

All of the services provided by Ernst & Young LLP to Pozen in 2015 and 2014 were approved in advance in accordance with the Pozen Audit Committee’s pre-approval policies and procedures. The Pozen Audit Committee did not rely on the waiver of pre-approval procedures permitted with respect to de minimus non-audit services under the applicable rules of the SEC for its approval of any of the services provided by Ernst & Young LLP in 2015 and 2014.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services to be provided by our independent auditors. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent auditor’s annual engagement letter for the audits and reviews, in management’s annual budget relating to services to be provided by the independent auditors and any amendments to the annual budget reflecting additional services to be provided by or higher fees of the independent auditors. All other services to be provided by the independent auditors are pre-approved by the Audit Committee as they arise. The Chairman of the Audit Committee has been delegated authority to pre-approve services in accordance with these policies and procedures. The Chairman is to report any such approval of services to the Audit Committee at its next meeting. The Audit Committee considers, among other things, whether the provision of such audit or non-audit services is consistent with applicable regulations regarding maintaining auditor independence, whether the provision of such services would impair the independent auditors’ independence and whether the independent auditors are best positioned to provide the most effective and efficient service.

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

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2016).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2016).

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

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2016).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2016).

101

The following materials from Aralez Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Aralez Pharmaceuticals Inc. Balance Sheet at December 31, 2015, (ii) Aralez Pharmaceuticals Inc. Notes to Balance Sheet, (iii) POZEN Inc. Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iv) POZEN Inc. Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) POZEN Inc. Consolidated Statements of Stockholders’ Equity at December 31, 2015, December 31, 2014 and December 31, 2013, (vi)

POZEN Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (vii) POZEN Inc. Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2016).

+Compensation Related Contract.

†Confidential treatment requested. Confidential materials omitted and filed separately with Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARALEZ PHARMACEUTICALS INC.

	By:	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer

Date: March 31, 2016