Form 10-Q
period 2016-03-31
Aralez Pharmaceuticals Inc.
filed 2016-05-10
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  01-37691

ARALEZ PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1283375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Steeles Avenue East, Milton, Ontario, Canada, L9T 1Y1

(Address of registrant’s principal executive offices)

(905) 876-1118

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of the close of business on May 3, 2016, 64,019,851 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$114,026	$24,816
Accounts receivable, net	11,561	5,966
Inventory	4,428	—
Prepaid expenses and other current assets	3,681	1,225
Total current assets	133,696	32,007
Property and equipment, net	1,331	251
In-process research and development	3,469	—
Goodwill	74,465	—
Other intangible assets, net	87,884	—
Total assets	$300,845	$32,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,204	$4,557
Accrued compensation	5,566	5,229
Accrued expenses	11,240	6,703
Note payable	3,855	—
Other current liabilities	7,787	—
Total current liabilities	34,652	16,489
Long-term debt, net	74,476	—
Deferred tax liability	7,395	—
Other long-term liabilities	446	986
Total liabilities	116,969	17,475
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 63,960,319 shares issued and outstanding at March 31, 2016; common stock, $0.001 par value, 33,259,407 issued and outstanding at December 31, 2015	—	33
Additional paid-in capital	342,652	149,438
Accumulated other comprehensive income	9,700	—
Accumulated deficit	(168,476)	(134,688)
Total shareholders’ equity	183,876	14,783
Total liabilities and shareholders’ equity	$300,845	$32,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenues, net	$3,565	$—
Other revenues	4,492	4,404
Total revenues, net	8,057	4,404
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,538	—
Amortization of intangible assets	1,272	—
Selling, general and administrative	37,459	3,262
Research and development	4,412	984
Total costs and expenses	45,681	4,246
(Loss) income from operations	(37,624)	158
Interest expense	(307)	—
Other income (expense), net	4,797	(186)
Loss before income tax expense	(33,134)	(28)
Income tax expense	654	—
Net loss	$(33,788)	$(28)

Basic net loss per common share	$(0.65)	$0.00
Diluted net loss per common share	$(0.73)	$0.00
Shares used in computing basic net loss per common share	52,155,505	32,259,570
Shares used in computing diluted net loss per common share	52,490,650	32,259,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2016	2015

Net loss	$(33,788)	$(28)
Other comprehensive income:
Foreign currency translation adjustments	9,700	—
Other comprehensive income	9,700	—
Total comprehensive loss	$(24,088)	$(28)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(33,788)	$(28)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,311	5
Amortization of debt issuance costs	15	—
Loss on investments in warrants	—	200
Unrealized foreign currency gain	(154)	—
Change in fair value of warrants liability	(4,581)	—
Share-based compensation expense	3,910	477
Benefit from deferred income taxes	(305)	—
Changes in operating assets and liabilities:
Accounts receivable	(879)	1,224
Inventory	(533)	—
Prepaid expenses and other current assets	(1,424)	71
Accounts payable	460	(405)
Accrued expenses	(5,996)	576
Accrued compensation and severance	(2,193)	(1,388)
Other liabilities	2,844	—
Net cash (used in) provided by operating activities	(41,313)	732

Investing activities
Acquisition of business, net of cash acquired	(17,887)	—
Purchases of property, plant and equipment	(399)	(2)
Proceeds from sale of warrants	—	2,479
Net cash (used in) provided by investing activities	(18,286)	2,477

Financing activities
Proceeds from issuance of convertible debt	75,000	—
Proceeds from issuance of common stock	75,000	285
Payment of debt and equity issuance costs	(673)	—
Payments related to net settlement of stock awards	(700)	(171)
Net cash provided by financing activities	148,627	114
Net increase in cash and cash equivalents	89,028	3,323
Effect of change in foreign exchange rates on cash and cash equivalents	182	—
Cash and cash equivalents at beginning of period	24,816	40,582
Cash and cash equivalents at end of period	$114,026	$43,905

Supplemental non-cash investing activities:
Fair value of assets acquired and liabilities assumed through acquisition of business (See Note 2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization

Aralez Pharmaceuticals Inc. (“Aralez”, the “Company”, “we,” “us,” or similar pronouns) is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular, pain and other specialty areas. Aralez’s global headquarters is located in Ontario, Canada, its U.S. headquarters will be located in Princeton, New Jersey, and its Irish headquarters is located in Dublin, Ireland. The Company’s common shares are listed on the NASDAQ Global Market under the trading symbol “ARLZ” and on the Toronto Stock Exchange under the trading symbol “ARZ.” Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which business combination was closed on February 5, 2016.

On February 5, 2016, pursuant to an Agreement and Plan of Merger and Arrangement between Aralez, Pozen, Tribute and other related parties (as amended, the “Merger Agreement”), Aralez completed the acquisition of Tribute by way of a court approved plan of arrangement in a stock transaction with a purchase price of $137.6 million made up of (i) $115.1 million related to Tribute shares, equity awards and certain warrants outstanding and (ii) $22.5 million in repayments of Tribute indebtedness. In connection with the transaction, Pozen and Tribute were combined under and became wholly-owned subsidiaries of Aralez Pharmaceuticals Inc. (the “Merger”). Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Aralez Pharmaceuticals Inc. is the successor issuer to Pozen. The Merger provides the combined company with increased financial strength and product portfolio diversity and is expected to meaningfully accelerate our operating strategies.

Concurrent with the Merger, Aralez received $149.2 million of cash proceeds pursuant to the Second Amended and Restated Facility Agreement (the “Facility Agreement”) for $75 million and the Amended and Restated Subscription Agreement (the “Subscription Agreement”) for $75 million, which were executed in December 2015 among the Company, Pozen, Tribute and various investors, net of certain transaction-related costs. Aralez used part of the proceeds to pay off Tribute’s existing debt obligations, including accrued interest and termination fees, in the amount of $22.5 million. See Note 8, “Debt,” for additional information.

Basis of Presentation and Consolidation

For financial reporting and accounting purposes, Pozen was the acquirer of Tribute pursuant to the Merger in a business combination. The condensed consolidated financial statements for the three months ended March 31, 2015 reflect the results of operations and financial position of Pozen, but do not include the results of operations of Tribute because the Merger was completed on February 5, 2016. Our results of operations for the three months ended March 31, 2016 include the results of Tribute from the closing date of the Merger.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Aralez in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to, and in accordance with, the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 15, 2016. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventories; acquisition-date fair value of long-lived assets, including goodwill, in-process research and development (“IPR&D”), and other intangible assets; accrued expenses; income taxes; accounting for share-based compensation; as well as estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, including money market funds. Our investment policy places restrictions on credit ratings, maturities, and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents to the extent recorded on the balance sheet.

We are also subject to credit risk from our accounts receivable related to product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in Canada and the United States, and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required.

Inventory

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost is determined to be the purchase price for raw materials and the production cost, including materials, labor and indirect manufacturing costs, for work-in-process and finished goods. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Intangible Assets

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Tribute. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount.

IPR&D

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company's condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets and are subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

The projected discounted cash flow models used to estimate the fair values of the Company's IPR&D assets reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.

The accounting standard for testing indefinite-lived intangible assets for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action.

IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.

Other Intangible Assets, net

Other intangible assets, net consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

Revenue Recognition

Principal sources of revenue are (i) product sales from the product portfolio acquired with our acquisition of Tribute, and (ii) royalty revenues from sales of VIMOVO® by our commercialization partners. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for trade discounts, returns, and allowances in the same period the related sales are recorded. Estimates for gross-to-net provisions are analyzed quarterly.

Other revenues

Other revenues include revenue from licensing arrangements with other biopharmaceutical companies, including upfront payments, milestones payments, and royalties. Revenue from royalties is recognized when Aralez has fulfilled the terms in accordance with contractual agreements and has no material future obligation. Royalty revenue that is reasonably estimable and determinable is recognized based on those estimates which relies on information provided by our distribution partners. License revenues may include upfront fees or the amortization of upfront fees as well as ongoing milestones that we may receive under a license and collaboration agreement.

At the inception of an agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. If the milestones are deemed substantive and the milestone payments are nonrefundable, such milestone payments are recognized as revenue upon successful achievement of the milestones.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Aralez and its subsidiaries will file federal and state income tax returns, as applicable, with the tax authorities in various jurisdictions including Canada, Ireland and the United States. Pozen is no longer subject to U.S. federal or North Carolina state income tax examinations by tax authorities for years before 2012. Tribute is no longer subject to Canadian income tax examinations by tax authorities for years before 2011. However, the loss and credit carryforwards generated by Pozen and Tribute may still be subject to change to the extent these losses and credits are utilized in a year that is subject to examination by tax authorities.

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

Share-Based Compensation

We expense the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions are expensed over the performance period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures.

In order to determine the fair value of option awards on the grant date, we use the Black-Scholes option pricing model. Inherent in this model are assumptions related to expected share price volatility, estimated option life, risk-free interest rate and dividend yield. Our expected share price volatility assumption is based on the historical volatility of our stock, which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is based on factual data derived from public sources. We use a dividend yield of zero as we have no intention to pay cash dividends in the foreseeable future. For performance-based awards with market conditions, the Company used a Monte Carlo simulation model to determine the fair value of awards as of the grant date.

We estimate forfeitures based on our historical experience of pre-vesting cancellations for terminated employees. Our estimated forfeiture rate is applied to all equity awards, which includes option awards and restricted stock units, including performance stock units. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires detailed disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. This standard classifies these inputs into the following hierarchy:

•	Level 1 Inputs — Quoted prices for identical instruments in active markets.
•

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs — Instruments with primarily unobservable value drivers.

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels.

The carrying amount of our cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. Liabilities carried at fair value include the warrants liability, included within other current liabilities on our condensed consolidated balance sheet at March 31, 2016, where we utilized Level 3 inputs to estimate fair value.

Foreign currency

Our reporting currency is the U.S. dollar. The assets and liabilities of our subsidiaries that have a functional currency other than the U.S. dollar, primarily the Canadian dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date with the results of operations of subsidiaries translated at average exchange rates for the period. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income within shareholders’ equity.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other income (expense), net within the condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income is presented, in a separate statement of comprehensive income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2016 or 2015. Other comprehensive income for the three months ended March 31, 2016 related to foreign currency translation adjustments.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.5% senior secured convertible notes due in 2022 (“2022 Notes”), and the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), including performance stock units (“PSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the three months ended March 31, 2016 given potential common shares underlying the warrants liability are dilutive when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Net loss, basic	$(33,788)	$(28)
Effect of dilutive securities:
Change in fair value of warrants liability	(4,581)	—
Net loss, diluted	$(38,369)	$(28)

Shares used in calculating basic net loss per common share	52,155,505	32,259,570
Effect of dilutive securities:
Warrants to purchase common shares - liability-classified	335,145	—
Shares used in calculating diluted net loss per common share	52,490,650	32,259,570

Net loss per common share, basic	$(0.65)	$(0.00)
Net loss per common share, diluted	$(0.73)	$(0.00)

Shares outstanding at March 31, 2016 include (i) the issuance of 18.5 million shares as consideration for the acquisition of Tribute on February 5, 2016, and (ii) the issuance of 12.0 million shares to certain investors in connection with the Subscription Agreement, which increased additional paid-in capital during the three months ended March 31, 2016 by $115.1 million and $75.0 million, respectively. Refer to Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and with applicable Canadian securities regulators on March 15, 2016, for additional information.

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Options to purchase common shares, RSUs and PRSUs	8,652	6,027
Warrants to purchase common shares	992	—
2022 Notes convertible into common shares	9,057	—

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration Aralez expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. In March and April 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The ASU will be effective for Aralez in the first quarter of 2018, with either full retrospective or modified retrospective application required. We have not yet selected a transition method and are evaluating the impact of the ASU on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which requires equity investments to be measured at fair value with changes in fair value recognized in net income. It allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. It also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirements to disclose the methods used to estimate fair value for instruments measured at amortized cost on the balance sheet. The amendments in the ASU are effective for Aralez in the first quarter of 2018. We do not expect the adoption to have a material impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes current lease accounting guidance. The primary difference between current GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The standard requires a modified retrospective approach upon adoption, with practical expedients that may be available to elect. The standard is effective for Aralez in the first quarter of 2019 and early adoption is permitted. We are evaluating the impact of the ASU on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, such as the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments include the requirement to recognize excess tax benefits and tax deficiencies as income tax expense or benefit, and to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. It also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in the ASU are effective for Aralez in the first quarter of 2017, and early adoption is permitted. We are evaluating the impact of the ASU on our financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), which clarifies the steps required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. The ASU clarifies that when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) is related to interest rates or credit risks. The ASU is intended to eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. The amendments in the ASU are effective for Aralez in the first quarter of 2017, and early adoption is permitted. We do not expect the adoption to have a material impact to our financial statements.

2.BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Tribute

On February 5, 2016, Aralez completed its acquisition of Tribute. The transaction provided Aralez with increased financial strength and product portfolio diversity with several marketed products and product candidates acquired. Pursuant to the transaction, Tribute shareholders received 0.1455 common shares of Aralez, no par value per share (the “Aralez Shares”) in exchange for each common share of Tribute, no par value per share (the “Tribute Shares”)

held by such shareholders. At the effective time of the Merger, each share of Pozen common stock, $0.001 par value per share (the “Pozen Common Stock”) was cancelled and automatically converted into the right to receive one Parent Share.

We valued the entire issued and to be issued share capital of Tribute at approximately $115.1 million based on Pozen’s closing share price of $5.94 on February 5, 2016 and an exchange ratio of 0.1455. Upon the close of the transaction, (a) each outstanding Tribute warrant entitled its respective holders the right to purchase 0.1455 fully-paid and non-assessable Aralez Shares for no additional consideration beyond that set out in the respective Tribute warrant; (b) each Tribute employee stock option entitled the respective holders of the option to either (i) exchange their Tribute option for a Tribute common share immediately prior to the Merger or (ii) convert into Aralez options entitling the holder to purchase Aralez Shares equal to the number of 0.1455 Tribute Shares originally issuable (with the exercise price of each Aralez option equal to the original exercise price adjusted for the 0.1455 conversion); and (c) each Tribute compensation option entitled its respective holders the right to purchase 0.1455 fully-paid and non-assessable Aralez Shares, as well as 0.1455 one-half warrants for Aralez Shares, for no additional consideration beyond that set out in the respective compensation option certificate. As a result of the Merger, the warrants, employee stock options and compensation options are fully-vested and exercisable at any time.

The acquisition-date fair value of the consideration transferred is as follows:

At
February 5, 2016
(in thousands)
Equity consideration	$115,136
Repayment of Tribute indebtedness	22,488
Total consideration	$137,624

The acquisition-date fair value of total consideration transferred above excludes approximately $0.5 million related to the accelerated vesting of certain equity awards of Tribute pursuant to the Merger Agreement, which was included in share-based compensation expense for the postcombination period ended March 31, 2016.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to leveraging Tribute’s existing infrastructure. Goodwill is not deductible for tax purposes.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At
February 5, 2016
(in thousands)
Cash	$4,601
Accounts receivable	4,326
Inventory	3,622
Property, plant and equipment	684
Prepaid expenses and other current assets	1,285
Intangible assets	83,385
In-process research and development	3,243
Accounts payable and accrued expenses	(10,621)
Note payable	(3,604)
Warrants liability	(4,618)
Other liabilities	(7,373)
Deferred tax liability	(6,913)
Total net assets acquired	$68,017
Goodwill	69,607
Total consideration	$137,624

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the February 5, 2016 acquisition date.

The fair values of intangible assets, including IPR&D, were determined using an income approach, including a discount rate applied to the projected net cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. The preliminary fair value of intangible assets includes the following:

Preliminary Fair
Value
(in thousands)
Marketed products:
Fiorinal	$26,954
Proferrin	9,513
Fibricor	9,369
Uracyst and Neovisc	9,874
Cambia	7,567
Other marketed products	20,108
Total acquired technology rights	$83,385

The deferred tax liability of $6.9 million relates primarily to the temporary differences associated with the identifiable intangible assets, which are not deductible for tax purposes.

The operating results of Tribute for the period from February 5, 2016 to March 31, 2016, including revenues and an operating loss of $3.6 million and $2.2 million, respectively, have been included in our condensed consolidated financial statements as of and for the period ended March 31, 2016. We incurred a total of $7.3 million in transaction costs in connection with the acquisition, which were included in selling, general and administrative expenses within the condensed consolidated statements of operations for the three months ended March 31, 2016.

The following supplemental unaudited pro forma information presents Aralez’s financial results as if the acquisition of Tribute had occurred on January 1, 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Total revenues, net	$10,397	$10,687
Net loss	$(16,824)	$(28,400)
Basic and diluted net loss per share	$(0.32)	$(0.54)

The above unaudited pro forma information was determined based on the historical GAAP results of Aralez and Tribute. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what Aralez’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2015 or what the consolidated results of operations will be in the future. The pro forma condensed consolidated net loss includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combination, net of the pro forma tax impact utilizing applicable statutory tax rates:

(i)

elimination of $12.4 million of transaction costs incurred by the combined Aralez and Tribute from the three months ended March 31, 2016, and inclusion of these transaction costs in the three months ended March 31, 2015;

(ii)	elimination of $12.0 million of expense for excise tax equalization payments from the three months ended March 31, 2016, and inclusion of these amounts in the three months ended March 31, 2015;

(iii)	elimination of $3.5 million of severance charges from the three months ended March 31, 2016, and inclusion of these amounts in the three months ended March 31, 2015;

(iv)

elimination of $0.5 million of share-based compensation expense related to the acceleration of vesting of previously unvested Tribute awards in connection with the acquisition from the three months ended March 31, 2016, and inclusion of this charge in the three months ended March 31, 2015;

(v)

elimination of $0.3 million and $0.5 million of historical Tribute amortization for the three months ended March 31, 2016 and 2015, respectively, and the addition of amortization of finite-lived intangible assets acquired of $0.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively;

(vi)

elimination of the inventory fair value step-up of $0.7 million from the three months ended March 31, 2016, and the inclusion of $1.1 million of inventory fair value step-up for the three months ended March 31, 2015;

(vii)

inclusion of the Medical Futures Inc. (“MFI”) financial results for the three months ended March 31, 2015 as the Tribute acquisition was completed and included in the March 31, 2016 results, which for the three months ended March 31, 2015, included revenues of $2.2 million and $0.4 million net loss; and

(viii)

elimination of $0.3 million and $0.6 million of interest expense and deferred financing cost amortization associated with the Tribute debt that was paid off as part of the acquisition as of March 31, 2016 and 2015, respectively.

3.BUSINESS AGREEMENTS

Agreement with AstraZeneca/Horizon regarding VIMOVO®

In August 2006, we entered into a collaboration and license agreement, effective September 7, 2006 (the “Original AZ Agreement”), with AstraZeneca AB (“AstraZeneca”) regarding the development and commercialization of proprietary fixed dose combinations of the proton pump inhibitor (“PPI”) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (“NSAID”) naproxen in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. Under the terms of the Original AZ Agreement, we granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under our patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). We retained responsibility for the development and filing of the New Drug Application (“NDA”) for the product in the United States, while AstraZeneca was responsible for all development activities outside the United States, as well as for all manufacturing, marketing, sales and distribution activities worldwide. We agreed to bear all expenses related to certain specified U.S. development activities. AstraZeneca would pay all other development expenses, including all manufacturing-related expenses. The Original AZ Agreement established joint committees with representation of both AstraZeneca and us to manage the development and commercialization of the product. If consensus could not be reached between AstraZeneca and us, we generally would have the deciding vote with respect to development activities required for marketing approval of the product in the United States, and AstraZeneca generally would have the deciding vote with respect to any other matters. Pursuant to the terms of the Original AZ Agreement, we received an upfront license fee of $40.0 million from AstraZeneca.

We entered into an amendment to the Original AZ Agreement, effective as of September 6, 2007 (the “Amendment to the Original AZ Agreement”). Under the terms of the Amendment to the Original AZ Agreement, AstraZeneca agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. To date we have received an aggregate of $85.0 million in milestone payments including an upfront payment and payments for development and regulatory milestones. An additional $260.0 million is potentially payable to us as sales performance milestones if certain aggregate sales thresholds are achieved.

Pursuant to the Original AZ Agreement, as amended, we receive a flat, low double-digit royalty rate during the royalty term on annual net sales of products made by AstraZeneca, its affiliates and sublicensees in the United States and royalties ranging from the mid-single digits to the high-teens on annual net sales of products made by AstraZeneca, its affiliates and sublicensees outside of the United States. The royalty rate may be reduced due to the loss of market share as a result of generic competition inside and outside of the United States. Our right to receive royalties from AstraZeneca for the sale of such products expires on a country-by-country basis upon the later of (a) expiration of the last-to-expire of certain patent rights relating to such products in that country, and (b) ten years after the first commercial sale of such products in such country.

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

During 2013, AstraZeneca decided to cease promotion and sampling of VIMOVO in certain countries, including the United States and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. In September 2013, we and AstraZeneca entered into a third amendment to the Original AZ Agreement which made clarifications to certain intellectual property provisions of the Original AZ Agreement to clarify that AstraZeneca’s rights under those provisions do not extend to products which contain acetylsalicylic acid. In September 2013, we and AstraZeneca also executed a letter agreement whereby we agreed that in the event that AstraZeneca divested its rights and obligations to market VIMOVO in the United States to a third-party, AstraZeneca would be relieved of its obligations under the Original AZ Agreement, as amended, with respect to the United States as of the effective date of such divestiture, including its obligation under the Original AZ Agreement, as amended, to guarantee the performance of such assignee and/or sublicensee.

In November 2013, AstraZeneca divested of all of its rights, title and interest to develop, commercialize and sell VIMOVO in the United States to Horizon Pharma USA, Inc. (“Horizon”). In connection with this divestiture, in November 2013, we and AstraZeneca entered into an Amended and Restated Collaboration and License Agreement for the United States (the “U.S. Agreement”) and an Amended and Restated License and Collaboration Agreement for outside the United States (the “ROW Agreement”), which agreements collectively amended and restated the Original AZ Agreement. With our consent pursuant to a letter agreement among us, AstraZeneca and Horizon, AstraZeneca subsequently assigned the U.S. Agreement to Horizon in connection with the divestiture. Further, the letter agreement establishes a process for AstraZeneca and Horizon to determine if sales milestones set forth in the Original AZ Agreement are achieved on a global basis and provides other clarifications and modifications required as a result of incorporating the provisions of the Original AZ Agreement into the U.S. Agreement and the ROW Agreement or as otherwise agreed by the parties.

Pursuant to an amendment of the U.S. Agreement (the “Amendment to the U.S. Agreement”) between us and Horizon, we are guaranteed an annual minimum royalty amount of $7.5 million each calendar year, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are in the marketplace. The Amendment to the U.S. Agreement also provides that Horizon has assumed AstraZeneca’s right to lead the on-going Paragraph IV litigation relating to VIMOVO currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us, amends certain time periods for Horizon’s delivery of quarterly sales reports to us, and provides for quarterly update calls between the parties to discuss performance of VIMOVO and Horizon’s commercialization efforts.

Agreements with GSK, Pernix and CII regarding MT 400 (including Treximet®)

In June 2003, we entered into an agreement with Glaxo Group Limited, d/b/a GlaxoSmithKline (“GSK”) for the development and commercialization of proprietary combinations of a triptan (5-HT1B/1D agonist) and a long-acting NSAID (the “GSK Agreement”). The combinations covered by the GSK Agreement are among the combinations of MT 400 (including Treximet). Under the terms of the GSK Agreement, GSK has exclusive rights in the United States to commercialize all combinations which combine GSK’s triptans, including Imitrex® (sumatriptan succinate) or Amerge® (naratriptan hydrochloride), with a long-acting NSAID. We were responsible for development of the first combination product, while GSK provided formulation development and manufacturing.

Pursuant to the terms of the GSK Agreement, we received an initial $25.0 million payment from GSK and an aggregate of $55.0 million in milestone payments associated with the development and approval of Treximet. In addition, Pernix Therapeutics Holdings, Inc. (“Pernix”), as assignee of GSK, will pay two sales performance milestones totaling up to $80.0 million if certain sales thresholds are achieved. Pernix, as assignee of GSK, will pay royalties on all net sales of marketed products until at least the expiration of the last-to-expire issued applicable patent based upon the scheduled expiration of currently issued patents. Pernix may reduce, but not eliminate, the royalty payable to us if generic competitors attain a pre-determined share of the market for the combination product, or if Pernix owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product.

In November 2011, we entered into a purchase agreement with CPPIB Credit Investments Inc. (“CII”), pursuant to which we sold, and CII purchased, our right to receive future royalty payments arising from U.S. sales of MT 400, including Treximet. By virtue of the agreement, we will receive a 20% interest in any royalties paid on net sales of Treximet and such other products in the United States to CII relating to the period commencing in the second quarter of 2018.

In May 2014, we, GSK, CII and Pernix, entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the United States to Pernix. Upon the closing of the transaction in August 2014, with our consent, GSK assigned the GSK Agreement to Pernix. Immediately following the closing of the transaction, we entered into an amendment to the GSK Agreement with Pernix. This amendment, among other things, amends the royalty provisions to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing in January 2015 and ending in March 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which we will provide reasonable assistance. This amendment to the GSK Agreement also eliminates restrictions in the GSK Agreement on our right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits us to seek approval for these combinations on the basis of the approved NDA for Treximet. Pernix also granted us a warrant to purchase 500,000 shares of Pernix common stock at an exercise price equal to $4.28 per share, which represented the closing price of Pernix common stock as reported on the NASDAQ Global Market on May 13, 2014. In the first quarter of 2015, the Company sold the warrant for $2.5 million. In July 2014, we and Pernix entered into a second amendment of the GSK Agreement, effective upon the closing of the transaction in August 2014, which permits Pernix’s Irish affiliate (to which Pernix assigned its rights) to further assign the GSK Agreement without our prior written consent as collateral security for the benefit of certain lenders.

Agreements with Sun Pharma for Fibricor®

In May 2015, Tribute Pharmaceuticals International Inc. (“TPII”), a Barbados corporation and a wholly-owned subsidiary of Tribute, acquired the U.S. rights to Fibricor and its related authorized generic (collectively, the “Fibricor Products”) from a wholly-owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”). Financial terms include a total payment of $10.0 million of which approximately $3.0 million is due in May 2016 and is included as a liability assumed in the Merger. In connection with its acquisition of Fibricor, TPII also entered into a transition services and supply agreement with Sun Pharma to facilitate the seamless and efficient transfer of the Fibricor Products to TPII. The agreement required that Sun Pharma continue to manufacture and distribute the Fibricor Products until TPII obtained the necessary marketing authorizations to allow it to take over these functions.

Agreement with Nautilus for Cambia®

In 2010, Tribute signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia in Canada. In 2011, Tribute and Nautilus executed the first amendment to the license agreement and in 2012 executed the second amendment to the license agreement. Up to $6.0 million in sales-based milestone payments are payable over time. Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

Agreements with Novartis for Fiorinal®

In 2014, Tribute entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis AG and Novartis Pharma AG (collectively, “Novartis”) pursuant to which Tribute acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal, Fiorinal C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (the “Novartis Products”), as well as certain other assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). Tribute also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as defined below) after the acquisition, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Novartis Products by Tribute in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, Tribute concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc. (the “License Agreement”), under which the Novartis entities agreed to license to Tribute certain assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”).

Agreement with Actavis for Bezalip® SR and Soriatane®

In 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf

(“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip SR and Soriatane (the “Actavis Products”). In 2010, a first amendment was signed with Actavis to grant Tribute the right and obligation to more actively market and promote the Actavis Products in Canada. In 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products. Tribute pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. In 2011, Tribute signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the United States, Aralez will owe a milestone payment of $5.0 million to Actavis upon receipt of the regulatory approval to market Bezalip SR in the United States.

Agreement with Faes for BLEXTENTM

In 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named BLEXTEN. The exclusive license is inclusive of prescription and non-prescription rights for BLEXTEN, as well as adult and pediatric presentations in Canada. Regulatory approval to sell BLEXTEN in Canada was received from Health Canada in April 2016. We will owe sales-based milestone payments to Faes if certain sales targets are met.

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

	March 31, 2016
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$114,026	$—	$—	$114,026

Liabilities:
Warrants liability	$—	$—	$187	$187

December 31, 2015
Financial Instruments Carried at Fair Value
Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$24,816	$ ―	$—	$24,816

Warrants Liability

In connection with the acquisition of Tribute, Aralez assumed a liability for warrants that are treated as derivatives under accounting guidance for derivatives and hedging as they were issued with exercise prices denominated in a currency different than the Company’s reporting currency. Approximately 2.8 million of the total 3.8 million common shares underlying the warrants outstanding as of March 31, 2016 are classified as liabilities. The warrants liability is valued using a Black-Scholes valuation model, which incorporates Level 3 assumptions including the volatility of the underlying share price and the expected term. The change in the fair value of the warrants liability of

$4.6 million is included within other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2016.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at March 31, 2016:

	(in thousands)	Valuation technique	Unobservable Inputs	Range of Inputs Utilized
Warrants liability	$187	Black-Scholes	Volatility	(62% - 67%)
			Expected term in years	(0.1 - 0.6)

The significant unobservable inputs used in the fair value measurement of our warrants liability include the volatility of our share price and the expected term. Significant increases or decreases in the volatility and expected term utilized would result in a significant higher or lower fair value measurement, respectively.

The table below provides a roll-forward of fair value balances that used Level 3 inputs:

Amount
(in thousands)
Balance at December 31, 2015	$—
Warrants liability assumed in Merger	4,618
Change in fair value during the period	(4,581)
Impact of foreign exchange	150
Balance at March 31, 2016	$187

5.INVENTORY

Inventory consisted of the following at:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$610	$—
Work-in-process	307	—
Finished goods	3,511	—
Total Inventory	$4,428	$—

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of our goodwill balances:

Amount
(in thousands)
Goodwill balance at December 31, 2015	$—
Goodwill from acquisition of Tribute	69,607
Impact of foreign exchange	4,858
Goodwill balance at March 31, 2016	$74,465

There were no impairment losses to goodwill during the period ended March 31, 2016.

IPR&D

The Company’s IPR&D assets consisted of the following at:

	March 31, 2016	December 31, 2015
	(in thousands)
IPR&D assets:
Bilastine	$2,776	$—
Other IPR&D assets	693	—
Total IPR&D	$3,469	$—

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

March 31, 2016
Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
		(in thousands)		(in years)
Acquired technology rights	$89,205	$(1,321)	$87,884	11

The increase in the gross carrying amount between the Merger closing date and March 31, 2016 is due to the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $1.3 million for the three months ended March 31, 2016. There was no amortization expense for the three months ended March 31, 2015.

The estimated aggregate amortization of intangible assets as of March 31, 2016, for each of the five succeeding years and thereafter is as follows:

Estimated
Amortization
For the Years Ending December 31,	Expense
(in thousands)
Remainder of 2016	$6,600
2017	7,920
2018	7,920
2019	7,920
2020	7,920
Thereafter	49,604
Total Amortization Expense	$87,884

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued professional fees	$3,139	$3,012
Accrued revenue reserves	1,647	—
Accrued royalties	1,656	—
Accrued pre-commercialization expenses	2,473	2,204
Other accrued liabilities	2,325	1,487
Total accrued expenses	$11,240	$6,703

Exit and Disposal Activities

In connection with the Merger, the Company incurred certain exit costs, primarily severance benefits to former Pozen and Tribute employees. The Company incurred severance expense of $1.1 million during the three months ended March 31, 2016, which is included within selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the exit activity within accrued compensation and other long-term liabilities in the condensed consolidated balance sheets:

Amount
(in thousands)
Accrued severance balance at December 31, 2015	$3,986
Accrued severance liability assumed in the Merger	2,452
Severance and other compensation expense	1,080
Cash payments	(2,746)
Impact of foreign exchange	57
Accrued severance balance at March 31, 2016	$4,829

Of the accrued severance amounts, the Company expects to pay $4.4 million in 2016 and $0.4 million in 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of the 2022 Notes resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Facility Agreement, which was executed in December 2015 among the Company, Pozen, Tribute and certain lenders. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three months ended March 31, 2016 was $0.3 million, which includes the amortization of debt issuance costs. The fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes was estimated to be approximately $59.9 million as of March 31, 2016 using a binomial lattice model, which incorporates Level 3 inputs. The carrying amount of the 2022 Notes was $74.5 million as of March 31, 2016, which is the principal amount outstanding, net of $0.5 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

Credit Facility

Under the terms of the Facility Agreement, Aralez may also borrow from the lenders up to $200 million under a credit facility until April 30, 2017. The credit facility can be drawn upon for permitted acquisitions and is to be repaid over a six-year period from each draw. Amounts drawn under the credit facility will bear an interest rate of 12.5% per annum and shall be prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens and dividends. There were no outstanding borrowings under the credit facility as of March 31, 2016.

MFI Note

On June 16, 2015, Tribute acquired Medical Futures Inc. (“MFI”). As part of the consideration paid, Tribute issued a one-year unsecured convertible promissory note in the aggregate amount of C$5.0 million ($3.9 million) to the prior owner of MFI (“MFI Note”). The MFI Note bears an interest rate of 8% per annum and is convertible in whole or in part at the holder’s option at any time during the term into Aralez common shares at a conversion rate of C$1.777 per Tribute common share, which equals a conversion rate of C$12.21 per Aralez common share (subject to adjustment in certain events). If the MFI Note is not converted, we will have to repay this loan along with accrued interest at its maturity date of June 16, 2016.

9.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, our Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan (the “2016 Plan”), which became effective on February 5, 2016, upon consummation of the Merger. The 2016 Plan is the only existing plan in which we are authorized to grant equity-based awards. The 2016 Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants. Under the 2016 Plan, the Company initially reserved 2,300,000 common shares for grant plus (i) the number of shares available for issuance under both the Pozen Inc. 2010 Equity Compensation Plan and the Amended and Restated Option Plan of Tribute Pharmaceuticals Canada Inc. that were not subject to outstanding awards upon the effective date and (ii) the number of shares required to cover each stock option granted in substitution of stock options held by employees of Tribute, as required to consummate the Merger. At March 31, 2016, there were 2,433,414 common shares remaining available for grant under the 2016 Plan.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative	$3,583	$422
Research and development	327	55
Total non-cash share-based compensation expense	$3,910	$477

Included in the table above is approximately $0.5 million of postcombination share-based compensation expense related to the accelerated vesting of certain Tribute equity awards upon consummation of the Merger, which was recorded as selling, general and administrative expense for the three months ended March 31, 2016.

Options to Purchase Common Shares

A summary of option activity for the three months March 31, 2016 is as follows:

		Weighted-
	Underlying	Average
	Shares	Exercise
Stock Option Awards	(in thousands)	Price
Outstanding at December 31, 2015	1,985	$8.18
Granted	1,676	3.46
Exercised	(46)	3.46
Forfeited or expired	(354)	8.72
Outstanding at March 31, 2016	3,261	$5.85

The weighted average grant date fair value for option awards granted during the three months ended March 31, 2016 was $2.60.

RSUs and PSUs

A summary of RSU, including PSU, activity for the three months ended March 31, 2016, is as follows:

		Weighted-
	Underlying	Average
	Shares	Grant Date
Restricted Stock Units, including Performance Stock Units	(in thousands)	Fair Value
Restricted stock outstanding at December 31, 2015	4,042	$7.80
Granted	1,574	4.59
Vested	(225)	7.73
Forfeited or expired	—	—
Restricted stock outstanding at March 31, 2016	5,391	$6.86

During the three months ended March 31, 2016, 654,737 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $2.8 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined performance goals.

10.COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space and certain equipment under cancellable and non-cancelable operating lease agreements. Rent expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Future minimum payments under our non-cancelable lease agreements at March 31, 2016 were as follows (in thousands):

Remainder of 2016	$431
2017	573
2018	504
2019	509
2020	472
Thereafter	63
Total minimum payments	$2,552

On March 31, 2016, the lease relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina, expired in accordance with its terms, as amended. In April 2016, we entered into an agreement to lease office space for our U.S. corporate headquarters in Princeton, New Jersey. See Note 12, “Subsequent Events,” for additional information.

Supply Agreements

We have supply agreements with various license, distribution and manufacturing agreements with third parties that include purchase minimums or minimum royalties. Pursuant to these agreements, we have minimum future obligations of approximately $19.5 million as of March 31, 2016.

Legal Proceedings

VIMOVO® ANDA Litigation

Between March 14, 2011 and May 16, 2013, we received Paragraph IV Notice Letters from Dr. Reddy’s Laboratories (“DRL”), Lupin Ltd. (“Lupin”), Watson Laboratories, Inc. – Florida (“Watson”), and Mylan Pharmaceuticals Inc. (“Mylan”), stating that each had filed an Abbreviated New Drug Application (“ANDA”) with the Food and Drug Administration (“FDA”) seeking regulatory approval to market a generic version of our VIMOVO product before the expiration of U.S. Patent No. 6,926,907 (the “907 patent”). On November 20, 2012, we received a second Notice Letter from DRL stating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a different generic formulation of the VIMOVO product before the expiration of the ‘907 patent. The ‘907 patent is assigned to Pozen and listed for the VIMOVO product in the FDA’s publication titled “Approved Drug Products with Therapeutic Equivalence Evaluations” (also known as the “Orange Book”).

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

On October 7, 2014, the USPTO issued to Pozen U.S. Patent No. 8,852,636 (the “‘636 patent”). On October 14, 2014, the USPTO issued to Pozen U.S. Patent No. 8,858,996 (the “‘996 patent”). In addition, on October 21, 2014, the USPTO issued to Pozen U.S. Patent No. 8,865,190 (the “190 patent”). The ‘636, ‘996 and ‘190 patents are each listed in the Orange Book for the VIMOVO product and are each related to the ‘907 and ‘285 patents.

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

As with any litigation proceeding, we cannot predict with certainty the patent infringement suit against DRL, Lupin, Mylan and Watson relating to a generic version of VIMOVO. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. In the event of an adverse outcome or outcomes, our business could be materially harmed. Moreover, responding to and defending pending litigation results in a significant diversion of management’s attention and resources and an increase in professional fees.

Inter Partes Review

DRL filed a Petition for review (“IPR Petition”) of the ‘285 patent with the Patent Trial and Appeal Board (“PTAB”) of the USPTO on February 24, 2015, which was denied on October 9, 2015. The Coalition for Affordable Drugs VII L.L.C. (“CFAD”) filed IPR Petitions of the ‘907 patent, the ‘996 patent and the ‘636 patent with the PTAB on May 21, 2015, June 5, 2014 and August 7, 2015, respectively, each of which was denied on December 8, 2015, December 17, 2015 and February 11, 2016, respectively.

On August 12, 2015, CFAD filed an IPR Petition of the ‘621 patent with the PTAB. On February 22, 2016 the PTAB instituted review of the claims of the ‘621 patent. Pozen and Horizon have until June 23, 2016 to file a response to the petition.

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

On November 12, 2015, Gray Square Pharmaceuticals, LLC (formerly known as Graybar Pharmaceuticals, LLC) filed an IPR Petition of U.S. Patent No. 7,332,183 (the “‘183 patent”) with the PTAB. The ‘183 patent is assigned to Pozen and listed with respect to Treximet in the Orange Book. Pozen and our marketing partner Pernix filed a Preliminary Response to Gray Square’s petition on February 16, 2016. On May 6, 2016, the PTAB denied Gray Square’s petition.

Canada VIMOVO® Litigation

On January 20, 2015, our Canadian licensee, AstraZeneca Canada Inc. (“AstraZeneca Canada”) received a Notice of Allegation from Mylan Pharmaceuticals ULC (“Mylan Canada”) informing them that Mylan Canada has filed an Abbreviated New Drug Submission in Canada (“ANDS”) for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of Canadian Patent No. 2,449,098 (the “‘098 patent”). A Notice of Allegation is served pursuant to the Patented Medicines (Notice of Compliance) Regulations in Canada and is similar to a Paragraph IV Notice Letter in the United States. In response, we and AstraZeneca Canada commenced a proceeding in the Federal Court of Canada (the “Canada Court”) in relation to the ‘098 patent on March 5, 2015 seeking to prohibit Health Canada from approving Mylan Canada’s generic naproxen/esomeprazole product. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017. In accordance with the schedule approved by the Canada Court, affidavit evidence of AstraZeneca Canada and Pozen was served on September 11, 2015 and affidavit evidence of Mylan Canada on January 8, 2016. The parties have completed cross-examinations on the affidavit evidence on April 29, 2016, as required by the schedule. The written records for the hearing are to be served by AstraZeneca Canada and us by July 4, 2016 and by Mylan Canada by September 2, 2016. A three-day hearing of the matter has been scheduled, commencing on November 21, 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the ‘098 patent because none of Mylan Canada’s allegations in respect of the ‘098 patent are justified; however, the proceeding will not finally decide ‘098 patent validity or infringement. The ‘098 patent expires on May 31, 2022.

On March 23, 2016, AstraZeneca Canada received another Notice of Allegation from Mylan Canada in respect of the ‘098 patent, informing them that Mylan Canada has filed a supplemental submission for one of the strengths of its naproxen/esomeprazole magnesium tablets. This Notice of Allegation states that Mylan Canada withdrew from its ANDS the 375/20 mg strength and re-filed a supplemental submission for this strength. In this circumstance, Mylan is required to file, and has provided another Notice of Allegation in respect of the ‘098 patent. The allegations in respect of the ‘098 patent are identical to those asserted in the first Notice of Allegation. In response, we and AstraZeneca Canada commenced another proceeding in the Federal Court of Canada on May 5, 2016 seeking to prohibit Health Canada from approving Mylan Canada’s 375/20 mg strength naproxen/esomeprazole magnesium tablet until the expiry of the ‘098 patent. As the allegations made in respect of the ‘098 patent are identical, it is expected the outcome of the first proceeding discussed above, will determine the outcome for this new proceeding.

11.SEGMENT INFORMATION

Aralez has one operating segment, the acquisition, development and commercialization of products primarily in cardiovascular, pain and other specialty areas for the purpose of delivering meaningful products to improve patients’ lives while focusing on creating shareholder value. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.

12.SUBSEQUENT EVENTS

In April 2016, our wholly-owned subsidiary, Aralez Pharmaceuticals US Inc. (“Aralez US”), entered into a lease agreement (the “Lease Agreement”), pursuant to which Aralez US will lease approximately 36,602 square feet of space located in Princeton, New Jersey, for executive and general office use. The Lease Agreement provides for a term of approximately ten years and nine months, which Aralez US has the option to extend for two successive renewal periods of five years each. Aralez US may terminate the Lease Agreement as of the seventh anniversary of the beginning of the term by providing written notice at least 12 months prior to such anniversary, subject to payment by Aralez US of an early termination fee as set forth in the Lease Agreement. We have guaranteed Aralez US’ performance under the Lease Agreement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of applicable securities laws in Canada. Forward-looking statements include, but are not limited to, statements about the expected benefits of the Tribute Transaction (as defined below), including growth potential, our strategies, plans, objectives, financial forecasts, goals, prospects, prospective products or product approvals, future performance or results of current and anticipated products, exposure to foreign currency exchange rate fluctuations, interest rate changes and other statements that are not historical facts, and such statements are typically identified by use of terms such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “continue” or the negative of similar words, variations of these words or other comparable words or phrases, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 15, 2016 and those described from time to time in our future reports filed with the SEC and securities regulatory authorities in Canada. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the period ended March 31, 2016 unless otherwise noted.

Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” “Aralez” or the “Company” in this Quarterly Report on Form 10-Q, we are referring to Aralez Pharmaceuticals Inc. and its subsidiaries on a consolidated basis.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•	Overview—this section provides financial highlights, our business strategy, a summary of our marketed products, our product pipeline update, and a summary of our out-licensed products.

•	Results of Operations—this section provides a review of our results of operations for the three months ended March 31, 2016 and 2015.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

•

Critical Accounting Policies and Estimates—this section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•	Recent Accounting Pronouncements—this section provides a summary of accounting pronouncements that have been issued, but not yet adopted by the Company.

Overview

Aralez is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while focusing on creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular, pain and other specialty areas. Aralez’s global headquarters is located in Ontario, Canada, its U.S. headquarters will be located in Princeton, New Jersey, and its Irish headquarters is located in Dublin, Ireland. Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which closed on February 5, 2016.

On February 5, 2016, pursuant to an Agreement and Plan of Merger and Arrangement between Aralez, Pozen, Tribute and other related parties (as amended, the “Merger Agreement”), Aralez completed the acquisition of Tribute by way of a court approved plan of arrangement in a stock transaction with a purchase price of $137.6 million made up of (i) $115.1 million related to Tribute shares, equity awards and certain warrants outstanding and (ii) $22.5 million in repayments of Tribute indebtedness. In connection with the transaction, Pozen and Tribute were combined under and became subsidiaries of Aralez Pharmaceuticals Inc., with Pozen treated as the acquiring company for accounting purposes (the “Merger”). Pursuant to Rule 12g-3(a) under the Exchange Act, Aralez Pharmaceuticals Inc. is the successor issuer to Pozen. The Merger provides the combined company with increased financial strength and product portfolio diversity and is expected to meaningfully accelerate our operating strategies. Our results of operations for the three months ended March 31, 2016 include the results of operations of Tribute for the period from February 5, 2016 through March 31, 2016. Refer to Note 2, “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information with respect to the acquisition of Tribute.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenues, net	$3,565	$—
Other revenues	4,492	4,404
Total revenues, net	8,057	4,404
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,538	—
Amortization of intangible assets	1,272	—
Selling, general and administrative	37,459	3,262
Research and development	4,412	984
Total costs and expenses	45,681	4,246
(Loss) income from operations	(37,624)	158
Interest and other income (expense), net	4,490	(186)
Income tax expense	654	—
Net loss	$(33,788)	$(28)
Basic net loss per common share	$(0.65)	$0.00
Diluted net loss per common share	$(0.73)	$0.00

Business Strategy

Our management team has a strong track record of success in creating, leading and expanding specialty pharmaceutical companies with marketing and sales capabilities. Directed by this leadership and leveraging our competitive platform, our focus on acquiring high potential growth opportunities through aggressive business development and licensing and strategic mergers and acquisitions and commercializing healthcare products to provide enhanced value to a range of stakeholders is driven by the following primary strategies:

•

Maximize value of expanded portfolio – We plan to continue our progress toward building out our U.S. commercial organization, including growing our sales force and promoting Fibricor® in the United States to grow product use moderately and which we expect will develop a relationship springboard with cardiologists ahead of the anticipated approval and commercial launch of YOSPRALA™.

•

Business development through selective acquisitions – We have completed numerous transactions over the past few years to expand our portfolio offering. We plan to continue to pursue value-driven business development opportunities as they arise and enhance our product pipeline and expand our geographic footprint through strategically acquiring low-risk, revenue generating product candidates or approved products, particularly in the cardiovascular and pain anchor areas, but also in other specialty therapeutic areas that we anticipate are or will become revenue generating and accretive.

•

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

Marketed Products – U.S.

Fibricor® and Authorized Generic

Fibricor is indicated as a complementary therapy along with diet for the treatment of severe hypertriglyceridemia and as a complementary therapy along with diet to reduce elevated low-density lipoprotein cholesterol, total cholesterol, triglycerides, and apolipoprotein B, and to increase high-density lipoprotein cholesterol in patients with primary hypercholesterolemia or mixed dyslipidemia. We have recruited a 25-person sales force that began promoting Fibricor in the United States during the second quarter of 2016.

Marketed Products – Canada

Cambia®

Cambia (diclofenac potassium for oral solution) is a non-steroidal anti-inflammatory drug (“NSAID”) and the only prescription NSAID available and approved in Canada for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia was approved by Health Canada in March 2012 and was commercially launched to specialists in Canada in October 2012 and broadly to all primary care physicians in February 2013. Depomed, Inc. acquired Nautilus and the U.S. and Canadian rights to Cambia in December 2013.

Fiorinal®/Fiorinal® C

Fiorinal (acetylsalicylic acid, caffeine and butalbital tablets and capsules) and Fiorinal C (acetylsalicylic acid, caffeine, butalbital and codeine capsules) were acquired from Novartis AG and Novartis Pharma AG in October 2014. Fiorinal and Fiorinal C were originally approved by Health Canada in 1970 for the relief of tension-type headaches.

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

Soriatane®

Soriatane (acitretin) is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A. Soriatane was approved in Canada in 1994 and is the first and only oral retinoid indicated for psoriasis. Soriatane is often used when milder forms of psoriasis treatments like topical steroids, emollients and topical tar-based therapies have failed. Soriatane is under license from Actavis Group PTC (“Actavis”), and we have the exclusive rights to market Soriatane in Canada.

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

Other Commercialized Products

In addition to the products discussed above, we also market NeoVisc® (sodium hylauronic solution - 1%), Uracyst® (sodium chondroitin sulfate - 2%), Durela® (tramadol hydrochloride), Proferrin® (heme iron polypeptide), Resultz® (isopropyl myristate), Collatamp® G (collagen- gentamycin) and a portfolio of eight products targeted in the gastroenterology and women’s health markets in Canada.

Product Pipeline Updates

YOSPRALA™  (PA8140/PA32540)

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

YOSPRALA 81/40 and 325/40 products have completed Phase 3 clinical development testing in the United States, and we resubmitted the New Drug Application (“NDA”) for these products with the FDA on March 14, 2016. On March 28, 2016, we announced that the FDA acknowledged acceptance of the NDA. The FDA Prescription Drug User Fee Act goal date for a decision is September 14, 2016.

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

On April 25, 2014, we received a Complete Response Letter (“CRL”) from the FDA advising that the review of our NDA was completed and questions remained that preclude the approval of the NDA in its then current form. Specifically, an inspection of the manufacturing facility of our previously designated primary aspirin active pharmaceutical ingredient (“API”) supplier concluded with certain inspection deficiencies. There were no clinical or safety deficiencies noted with respect to either YOSPRALA 325/40 or 81/40 and no other deficiencies were noted in the CRL. On June 30, 2014, we resubmitted the NDA for YOSPRALA 325/40 and 81/40 to the FDA and the FDA notified us that the new action fee date is December 30, 2014. On May 9, 2014, the aspirin API supplier submitted a response to the FDA addressing the inspection deficiencies and subsequently submitted an update to its initial response.

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

On December 28, 2015, we announced that the FDA had completed re-inspection of the aspirin API supplier’s manufacturing facility and issued an additional 483 notice, citing numerous observations. The aspirin API supplier voluntarily stopped production at this facility to focus on remediating the FDA observations. In March 2016, we were informed that production at this facility had resumed and it remains subject to FDA inspection.

On December 28, 2015, we also announced that significant progress had been made with respect to an alternative aspirin API supplier, which is a global leader in aspirin manufacturing, and that we have now designated this secondary supplier as our primary supplier in connection with the NDA for YOSPRALA. We also stated that we are focusing our efforts toward using our previously designated secondary aspirin API supplier as our primary supplier in connection with our NDA and will include both aspirin API suppliers in the NDA package for YOSPRALA. Final agreement on the draft labeling is also pending.

We resubmitted the NDA for YOSPRALA on March 14, 2016, and we believe we remain on track for potential approval and launch of YOSPRALA in 2016. On March 28, 2016, we announced that the FDA acknowledged acceptance of the NDA. In an effort to strengthen the NDA submission, Aralez conducted human bioequivalence studies that compared the aspirin drug product manufactured by the original primary aspirin supplier to that manufactured by the newly designated primary aspirin supplier. The bioequivalence studies tested both the 81mg and 325mg YOSPRALA doses. Study data demonstrated that the aspirin in YOSPRALA formulated from the original supplier was bioequivalent to that of the new primary supplier at both doses. The FDA Prescription Drug User Fee Act goal date for a decision is September 14, 2016.

BLEXTENTM (bilastine)

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

In April 2016, Health Canada approved bilastine with the trade name BLEXTENTM (bilastine 20mg oral tablet) for the treatment of the symptoms of Seasonal Allergic Rhinitis and Chronic Spontaneous Urticaria (such as itchiness and hives). Bilastine is approved in the European Union for the symptomatic treatment of allergic rhinoconjunctivitis and urticaria, but it is not approved by the FDA for any use in the United States.

Out-Licensed Products

VIMOVO®

VIMOVO (naproxen/esomeprazole magnesium) is the brand name for a proprietary fixed-dose combination of enteric-coated naproxen, a pain-relieving NSAID and immediate-release esomeprazole magnesium, a PPI, in a single delayed-release tablet and is a product in our PPI-NSAID (“PN”) platform. We developed VIMOVO in collaboration with AstraZeneca AB (“AstraZeneca”). On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis, and ankylosing spondylitis, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers. As of the end of March 31, 2016, VIMOVO is being sold in over 50 countries.

In 2010, we officially transferred to AstraZeneca the IND and NDA for the product. AstraZeneca is responsible for the commercialization of VIMOVO. In November 2013, AstraZeneca entered into an agreement for Horizon Pharma USA, Inc. (“Horizon”) to acquire the U.S. rights for VIMOVO. Under the terms of the agreement, we will continue to receive from Horizon a 10% royalty on net sales of VIMOVO sold in the United States, with guaranteed annual minimum royalty payments of $5 million in 2014, and $7.5 million each year thereafter, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are on the market. AstraZeneca will continue to have rights to commercialize VIMOVO outside of the United States and paid us a royalty of 6% on all sales within its territory through 2015 and will pay us a royalty of 10% commencing 2016 and thereafter.

Treximet®

Treximet (sumatriptan/naproxen sodium) is a migraine medicine that was developed by us in collaboration with Glaxo Group Limited, d/b/a GlaxoSmithKline (“GSK”). The product is formulated with our patented technology of combining a triptan, sumatriptan 85mg, with an NSAID, naproxen sodium 500mg, and GSK’s RT Technology™ in a single tablet designed for the acute treatment of migraine. In 2008, the FDA approved Treximet for the acute treatment of migraine attacks, with or without aura, in adults. Treximet is currently available in the United States only.

In 2008, we transferred the IND and NDA for the product to GSK, which subsequently sold its rights in Treximet, including the related trademark, to Pernix Therapeutics Holdings, Inc. (“Pernix”) in 2014. As part of GSK’s divestiture to Pernix, restrictions on our right to develop and commercialize certain additional dosage forms of sumatriptan/naproxen combinations outside of the United States had been eliminated, allowing us to seek approval for these combinations on the basis of the approved NDA. GSK was previously, and Pernix is currently, responsible for the commercialization of Treximet in the United States, while we receive royalties based on net sales. In 2011, we sold to a financial investor, CPPIB Credit Investments Inc. (“CII”), for an upfront lump-sum, our rights to future royalty and milestone payments relating to Treximet sales in the United States and certain other products containing sumatriptan/naproxen sodium developed and sold by Pernix in the United States. By virtue of the agreement, we will also be entitled to receive a 20% interest in royalties, if any, paid on net sales of Treximet and such other products in the United States to CII relating to the period commencing in the second quarter of 2018.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenues, net	$3,565	$—
Other revenues	4,492	4,404
Total revenues, net	$8,057	$4,404

Product Revenues, net

Our net product revenues of $3.6 million for the three months ended March 31, 2016, relates to the product portfolio we acquired with the acquisition of Tribute in February 2016.

Other Revenues

For the three months ended March 31, 2016 and 2015, other revenues were $4.5 million and $4.4 million, respectively, and relate to royalties earned on net sales of VIMOVO by our distribution partners. The increase in royalty revenues is primarily due to an increase in the royalty rate due to us on net sales of VIMOVO by AstraZeneca effective in January 2016, offset by a decrease in royalties from Horizon for net sales in the U.S. resulting from increased gross-to-net revenue deductions incurred by Horizon.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2016	2015
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$2,538	$—
Amortization of intangible assets	1,272	—
Selling, general and administrative	37,459	3,262
Research and development	4,412	984
Total costs and expenses	$45,681	$4,246

Cost of Product Revenues

Cost of product revenues were $2.5 million and zero for the three months ended March 31, 2016 and 2015, respectively, and includes approximately $0.7 million of inventory fair-value step-up amortization for the three months ended March 31, 2016. There are no costs of revenues related to our other revenues.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger. Amortization for the three months ended March 31, 2016 includes expense incurred from February 5, 2016, the closing date of the Merger, through March 31, 2016.

Selling, General and Administrative Expense

Selling, general and administrative expense was $37.5 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in selling, general and administrative expense is primarily due to (i) $11.5 million in expense related to excise tax equalization payments, (ii) transaction expenses of $7.3 million incurred for the acquisition of Tribute, (iii) $3.9 million for the build out of the Aralez infrastructure, (iv) $3.7 million for pre-commercialization activities in preparation for the anticipated launch of YOSPRALA, (v) $3.6 million in share-based compensation expense, primarily as a result of the increase in new employees and executives, and (vi) severance and retention expenses of $1.0 million.

Research and Development Expense

Research and development expense was $4.4 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses is primarily related to the qualification of a second supplier of the active pharmaceutical ingredient for YOSPRALA, in anticipation of the launch in the second half of 2016, pending FDA approval.

Interest and Other Income (Expense), net

The following table sets forth interest expense and other (expense) income, net for the periods presented:

	Three Months Ended March 31,
	2016	2015
Interest expense	$(307)	$—
Other income (expense), net	4,797	(186)
Total interest and other income (expense), net	$4,490	$(186)

Interest expense

Interest expense for the three months ended March 31, 2016 was $0.3 million due to the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016. There was no interest expense for the three months ended March 31, 2015.

Other income (expense), net

Other income for the three months ended March 31, 2016 was $4.8 million primarily due to the change in the fair value of the warrants liability acquired from Tribute between the date of acquisition and March 31, 2016. The decrease in the fair value was primarily driven by the decrease in our share price, which is an input into the Black-Scholes valuation model used to estimate the fair value of the warrants as of March 31, 2016.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt obligations. We fund our cash requirements primarily through sales, equity and debt financings. We expect to incur significant expenses in the future for the continued commercialization of our products, the development of our other product candidates, particularly YOSPRALA, and investments in other product opportunities and our business development activities.

With our cash reserves, funds from the ongoing business and the borrowings and funding discussed below, we expect our cash and cash equivalents to be sufficient to cover cash needs for working capital and general corporate purposes, planned build of the Aralez sales and marketing team, payment of contractual obligations, interest payments on our indebtedness, principal repayment on the note (“MFI Note”) payable to the former owner of MFI, planned capital expenditures and any regulatory and/or sales milestones that may become due for at least the next twelve months. We may need to raise additional capital if we choose to expand our commercialization or development efforts more rapidly than we presently anticipate, if we develop, acquire or in-license additional products or acquire companies or if our revenues do not meet expectations. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding.

Borrowings and Other Liabilities

At March 31, 2016, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders.

We may also borrow from the lenders up to $200 million under a credit facility until April 30, 2017. The credit facility can be drawn upon for permitted acquisitions and is to be repaid over a six-year period from each draw. Amounts drawn under the credit facility will bear an interest rate of 12.5% per annum and shall be prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. There were no outstanding borrowings under the credit facility as of March 31, 2016.

In connection with the acquisition of Tribute, we assumed the obligation to pay the MFI Note with principal outstanding of C$5.0 million ($3.9 million). If the note is not converted, we will have to repay this loan along with accrued interest at its maturity date of June 16, 2016.

See Note 8, “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Repurchases of Common Shares

From time to time, our Board of Directors may authorize us to repurchase our common shares, subject to compliance with our credit agreement. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Aralez and its shareholders. Any such repurchases could deplete some of our cash resources.

Cash Flows

Operating Activities

Net cash used in operating activities was $41.3 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $0.7 million for the three months ended March 31, 2015. The increase in cash used in operating activities is primarily due to expenses related to the acquisition of Tribute, including payments of transaction expenses of approximately $12.0 million, excise tax equalization payments of $11.4 million, and severance payments of $2.7 million.

Investing Activities

Net cash used in investing activities was $18.3 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $2.5 million for the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2016, primarily consisted of $17.9 million of cash consideration used to consummate the Merger, consisting of the repayment of Tribute indebtedness, net of cash acquired. For the three months ended March 31, 2015, $2.5 million was received for the sale of warrants.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $148.6 million compared to $0.1 million for the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2016 included the receipt of $75.0 million from the issuance of the 2022 Notes and $75.0 million from the issuance of equity to certain investors, net of issuance costs of $0.7 million.

Commitments and Contingencies

Legal Proceedings

See Note 10, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at March 31, 2016 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$—	$75,000
2022 Notes – interest (2)	11,271	1,233	3,750	3,755	2,533
MFI Note (3)	3,855	3,855	—	—	—
Operating lease obligations (4)	2,552	431	1,077	981	63
Other (5)	19,513	14,460	3,918	458	677
Total	$112,191	$19,979	$8,745	$5,194	$78,273

(1)

This table does not include potential future milestone payments, royalty or profit-share obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty and profit-share obligations, as the amount of such obligations are not reasonably estimable. This table also excludes reserves for unrecognized tax benefits due to our inability to predict the timing of tax audit resolutions.

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of March 31, 2016. The table above assumes no conversions prior to maturity.

(3)	The principal amount of the MFI Note payable to MFI in June 2016 of C$5.0 million was translated to U.S. dollars using the exchange rate in effect at March 31, 2016.

(4)

Amounts represent lease obligations existing at March 31, 2016, primarily for office space. Subsequent to March 31, 2016, we entered into lease agreements for our new global headquarters in Ontario, Canada, and for our U.S. headquarters in Princeton, New Jersey, which are excluded from the table above.

(5)

Other consists of open purchase orders for ongoing and commercialization and development activities for our product and product candidates and non-cancelable commitments to third-parties for minimum royalties payable and minimum purchase obligations under various license, distribution and manufacturing agreements.

We have various business agreements with third-parties with milestone payments that are potentially payable by or to us, as described in Note 3, “Business Agreements,” in the accompanying notes to condensed consolidated financial statements. These payments are contingent upon achieving development, regulatory and/or sales-based milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain.

Off-Balance Sheet Arrangements

At March 31, 2016, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our condensed consolidated financial statements include those relating to: revenue recognition; intangible assets; income taxes; accounting for share-based compensation and fair value measurements.

Revenue Recognition

Principal sources of revenue are (i) product sales from the product portfolio acquired with our acquisition of Tribute, and (ii) royalty revenues from sales of VIMOVO by our commercialization partners. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Revenues from the sale of products are recorded net of trade discounts, returns and allowances, are recognized when legal title to the goods and risk of ownership has been passed to the customer. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. We have a product returns policy on some of our products, which allows the customer to return pharmaceutical products that have expired, for full credit, provided the expired products are returned within twelve months from the expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. We believe that the reserves we have established for returns, allowances and discounts are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable. In some cases, revenue is recognized based on estimates of royalties earned during the applicable period and adjusts future periods for any differences between the estimated and actual royalties. These estimates are based upon information reported to us by our collaboration partners.

At the inception of an agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. If the milestones are deemed substantive and the milestone payments are nonrefundable, such milestone payments are recognized as revenue upon successful achievement of the milestones.

Intangible Assets

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Tribute. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.

IPR&D

IPR&D acquired in a business combination is capitalized on the Company’s condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets and are subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

The projected discounted cash flow models used to estimate the fair values of the Company's IPR&D assets reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.

The accounting standard for testing indefinite-lived intangible assets for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action.

IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.

The valuation techniques utilized in performing the initial valuation of IPR&D or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in materially different fair value estimates.

Other Intangible Assets

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized with the statements of operations.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Aralez and its subsidiaries will file federal and state income tax returns, as applicable, with the tax authorities in various jurisdictions including Canada, Ireland and the U.S. Pozen is no longer subject to U.S. federal or North Carolina state income tax examinations by tax authorities for years before 2012. Tribute is no longer subject to Canadian income tax examinations by tax authorities for years before 2011. However, the loss and credit carryforwards generated by Pozen and Tribute may still be subject to change to the extent these losses and credits are utilized in a year that is subject to examination by tax authorities.

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

Share-Based Compensation

We expense the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions and service conditions are expensed over the performance period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures.

In order to determine the fair value of option awards on the grant date, we use the Black-Scholes option pricing model. Inherent in this model are assumptions related to expected share price volatility, estimated option life, risk-free interest rate and dividend yield. Our expected share price volatility assumption is based on the historical volatility of our stock, which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is based on factual data derived from public sources. We use a dividend yield of zero as we have no intention to pay cash dividends in the foreseeable future. For performance-based awards with market conditions, the Company used a Monte Carlo simulation model to determine the fair value of awards as of the grant date.

We estimate forfeitures based on our historical experience of pre-vesting cancellations for terminated employees. Our estimated forfeiture rate is applied to all equity awards, which includes option awards and restricted stock units, including performance restricted stock units. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires detailed disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. This standard classifies these inputs into the following hierarchy:

•	Level 1 Inputs — Quoted prices for identical instruments in active markets.
•

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs — Instruments with primarily unobservable value drivers.

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels.

The carrying amounts of our cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Liabilities recognized at fair value include the warrants liability, both of which utilize Level 3 inputs to estimate fair value. The significant unobservable inputs used in the fair value measurement of our warrants liability, which uses a Black-Scholes valuation model, include the volatility of our common stock and the expected term. The use of different inputs could result in materially different fair value estimates.

Recent Accounting Pronouncements

See Note 1, “Organization, Basis of Presentation and Accounting Policies”, in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2015. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission and with applicable Canadian securities regulators on SEDAR on March 15, 2016.

ITEM 4.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On February 5, 2016, we acquired Tribute Pharmaceuticals Canada Inc. (“Tribute”). See Note 2, “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information regarding the acquisition. We are in the process of integrating policies, processes, people, technology and operations for the consolidated company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. We are also evaluating whether we will exclude Tribute from our evaluation of the effectiveness of internal control over financial reporting for the year ending December 31, 2016. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.LEGAL PROCEEDINGS

See Note 10, “Commitments and Contingences,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission and with applicable Canadian securities regulators on SEDAR on March 15, 2016, and the information under the heading “Cautionary Note Regarding Forward-Looking Statements” in Item 2 above.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1	Lease Agreement, dated as of April 18, 2016, by and between Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. and Aralez Pharmaceuticals US Inc.

10.2	Lease Guaranty dated as of April 18, 2016, by Aralez Pharmaceuticals Inc. in favor of Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARALEZ PHARMACEUTICALS INC.

May 10, 2016

By:	/s/ Scott J. Charles
Scott J. Charles
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)