Form 10-Q
period 2016-06-30
Aralez Pharmaceuticals Inc.
filed 2016-08-09
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  01-37691

ARALEZ PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1283375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 West Credit Avenue, Suite 101, Mississauga, Ontario, Canada L5N 0E4

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

As of the close of business on August 2, 2016, 65,241,057 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$93,032	$24,816
Accounts receivable, net	7,113	5,966
Inventory	4,863	—
Prepaid expenses and other current assets	2,888	1,225
Total current assets	107,896	32,007
Property and equipment, net	2,166	251
Goodwill	74,485	—
Other intangible assets, net	90,505	—
Other long-term assets	697	—
Total assets	$275,749	$32,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,534	$4,557
Accrued expenses	17,624	11,932
Other current liabilities	4,322	—
Total current liabilities	24,480	16,489
Long-term debt, net	74,498	—
Deferred tax liability	6,490	—
Other long-term liabilities	562	986
Total liabilities	106,030	17,475
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 65,112,510 shares issued and outstanding at June 30, 2016; common stock, $0.001 par value, 33,259,407 issued and outstanding at December 31, 2015	—	33
Additional paid-in capital	345,523	149,438
Accumulated other comprehensive income	10,147	—
Accumulated deficit	(185,951)	(134,688)
Total shareholders’ equity	169,719	14,783
Total liabilities and shareholders’ equity	$275,749	$32,258

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenues, net	$7,375	$—	$10,940	$—
Other revenues	5,203	5,201	9,695	9,605
Total revenues, net	12,578	5,201	20,635	9,605
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	3,360	—	5,898	—
Amortization of intangible assets	2,134	—	3,406	—
Selling, general and administrative	22,731	18,193	60,190	21,456
Research and development	1,474	2,302	5,886	3,285
Total costs and expenses	29,699	20,495	75,380	24,741
Loss from operations	(17,121)	(15,294)	(54,745)	(15,136)
Interest expense	(593)	—	(900)	—
Other income (expense), net	(270)	15	4,527	(171)
Loss before income taxes	(17,984)	(15,279)	(51,118)	(15,307)
(Benefit from) provision for income taxes	(509)	1,001	145	1,001
Net loss	$(17,475)	$(16,280)	$(51,263)	$(16,308)

Basic net loss per common share	$(0.27)	$(0.50)	$(0.88)	$(0.50)
Diluted net loss per common share	$(0.27)	$(0.50)	$(0.96)	$(0.50)
Shares used in computing basic net loss per common share	64,360,515	32,436,818	58,258,044	32,348,194
Shares used in computing diluted net loss per common share	64,363,240	32,436,818	58,361,811	32,348,194

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited; in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(17,475)	$(16,280)	$(51,263)	$(16,308)
Other comprehensive income:
Foreign currency translation adjustments	447	—	10,147	—
Other comprehensive income	447	—	10,147	—
Total comprehensive loss	$(17,028)	$(16,280)	$(41,116)	$(16,308)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands of U.S. dollars)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(51,263)	$(16,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,481	9
Amortization of debt issuance costs	37	—
Loss on investments in warrants	—	200
Unrealized foreign currency loss	(35)	—
Change in fair value of warrants liability	(4,740)	—
Share-based compensation expense	6,543	3,706
Benefit from deferred income taxes	(797)	—
Changes in operating assets and liabilities:
Accounts receivable	2,871	428
Inventory	(962)	—
Prepaid expenses and other current assets	(520)	213
Accounts payable	(3,197)	640
Accrued expenses	(8,306)	8,654
Other liabilities	(836)	—
Net cash used in operating activities	(57,724)	(2,458)

Investing activities
Acquisition of business, net of cash acquired	(17,887)	—
Payments for intangible assets	(312)	—
Purchases of property and equipment	(658)	(7)
Change in restricted cash balance	(281)	—
Proceeds from sale of warrants	—	2,479
Net cash (used in) provided by investing activities	(19,138)	2,472

Financing activities
Proceeds from issuance of convertible debt	75,000	—
Proceeds from issuance of common stock	75,000	1,597
Payment of debt and equity issuance costs	(673)	—
Repayment of convertible note	(3,922)	—
Payments related to net settlement of stock awards	(493)	(543)
Net cash provided by financing activities	144,912	1,054
Net increase in cash and cash equivalents	68,050	1,068
Effect of change in foreign exchange rates on cash and cash equivalents	166	—
Cash and cash equivalents at beginning of period	24,816	40,582
Cash and cash equivalents at end of period	$93,032	$41,650

Supplemental non-cash investing activities:
Fair value of assets acquired and liabilities assumed through acquisition of business (See Note 2)	$115,136	$—
Non-cash additions to intangible assets (See Note 6)	$643	$—
Non-cash purchases of property and equipment	$602	$—

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization

Aralez Pharmaceuticals Inc., together with its wholly-owned subsidiaries (“Aralez”, the “Company”, “we,” “us,” or similar pronouns), is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular, pain and other specialty areas. Aralez’s global headquarters is located in Mississauga, Ontario, Canada, its U.S. headquarters will be located in Princeton, New Jersey, and its Irish headquarters is located in Dublin, Ireland. The Company’s common shares are listed on the NASDAQ Global Market under the trading symbol “ARLZ” and on the Toronto Stock Exchange under the trading symbol “ARZ.” Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which closed on February 5, 2016.

On February 5, 2016, pursuant to an Agreement and Plan of Merger and Arrangement between Aralez Pharmaceuticals Inc., Pozen, Tribute and other related parties (as amended, the “Merger Agreement”), Aralez completed the acquisition of Tribute by way of a court approved plan of arrangement in a stock transaction with a purchase price of $137.6 million made up of (i) $115.1 million related to Tribute shares, equity awards and certain warrants outstanding and (ii) $22.5 million in repayments of Tribute indebtedness. In connection with this transaction, Pozen and Tribute were combined under and became wholly-owned subsidiaries of Aralez Pharmaceuticals Inc. (the “Merger”). Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Aralez Pharmaceuticals Inc. is the successor issuer to Pozen. The Merger provides the combined company with increased financial strength and product portfolio diversity and is expected to meaningfully accelerate our operating strategies.

Basis of Presentation and Consolidation

For financial reporting and accounting purposes, Pozen was the acquirer of Tribute pursuant to the Merger in a business combination. The condensed consolidated financial statements for the three and six months ended June 30, 2015 reflect the results of operations and financial position of Pozen, but do not include the results of operations of Tribute because the Merger was completed on February 5, 2016. Aralez’s results of operations for the three and six months ended June 30, 2016 include the results of Tribute from the closing date of the Merger.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Aralez in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to, and in accordance with, the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 15, 2016 (“2015 Form 10-K”). The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations. Certain reclassifications with respect to the presentation of accrued expenses were made to prior year figures to conform with current year presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventories; long-lived assets, including goodwill, in-process research and development (“IPR&D”), and other intangible assets; accrued expenses; income taxes; share-based compensation expense; as well as estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

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

We are also subject to credit risk from our accounts receivable related to product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in Canada and the United States, and to other international distributors. Customer creditworthiness is monitored and collateral is not required.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase.

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

IPR&D

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company's condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets and are subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. We acquired approximately $3.2 million of IPR&D assets with the acquisition of Tribute, of which $2.8 million was subsequently reclassified to other intangible assets upon receipt of regulatory approval for the related project. The remaining carrying value of IPR&D is included within other long-term assets on our condensed consolidated balance sheet at June 30, 2016.

IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs.

Other Intangible Assets, net

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Such impairment charges may be material to our results.

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

Product Revenues, net

Revenues from the sale of products are recorded net of discounts, wholesaler fees, chargebacks, rebates, returns and allowances, and are recognized when legal title to the goods and risk of ownership has been passed to the customer. A customer’s obligation to pay the Company for products is not contingent upon the resale of those products. We have a product returns policy on some of our products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. We believe that the reserves we have established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

Other revenues

Other revenues include revenues from licensing arrangements with other biopharmaceutical companies, including milestones payments and royalties. Revenue from royalties is recognized when the Company has fulfilled the terms in accordance with contractual agreements and has no future obligation, and the amount of the royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to us by our commercialization partners.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Aralez will file federal and state income tax returns, as applicable, with the tax authorities in various jurisdictions including Canada, Ireland and the United States. Pozen is no longer subject to U.S. federal or North Carolina state income tax examinations by tax authorities for years before 2012. Tribute is no longer subject to Canadian income tax examinations by tax authorities for years before 2011. However, the loss and credit carryforwards generated by Pozen and Tribute may still be subject to change to the extent these losses and credits are utilized in a year that is subject to examination by tax authorities.

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

We estimate forfeitures based on our historical experience of pre-vesting cancellations for terminated employees. An estimated forfeiture rate is applied to all equity awards, which includes option awards and restricted stock units, including performance share units. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Determining the appropriate amount to expense for awards with performance conditions based on the achievement of stated goals requires judgment, including forecasting future performance results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

The carrying amount of our cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. The warrants liability is our only liability carried at fair value and is included within other current liabilities on our condensed consolidated balance sheet at June 30, 2016. We utilized Level 3 inputs to estimate the fair value of the warrants liability.

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

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income is presented, in a separate statement of comprehensive income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2016 or 2015. Other comprehensive income for the three and six months ended June 30, 2016 related to foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration Aralez expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. In March, April and May 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The ASU will be effective for Aralez in the first quarter of 2018, with either full retrospective or modified retrospective application required. We have not yet selected a transition method and are evaluating the impact of the ASU on our financial statements.

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

2.BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Tribute

On February 5, 2016, Aralez completed its acquisition of Tribute. The transaction provided Aralez with increased financial strength and product portfolio diversity with several marketed products and product candidates acquired. Pursuant to the transaction, Tribute shareholders received 0.1455 common shares of Aralez, no par value per share (the “Aralez Shares”) in exchange for each common share of Tribute, no par value per share (the “Tribute Shares”)

held by such shareholders. At the effective time of the Merger, each share of Pozen common stock, $0.001 par value per share, was cancelled and automatically converted into the right to receive one Aralez Share.

We valued the entire issued and to be issued share capital of Tribute at approximately $115.1 million based on Pozen’s closing share price of $5.94 on February 5, 2016 and an exchange ratio of 0.1455. Upon the close of the transaction, (a) each outstanding Tribute warrant entitled its respective holders the right to purchase 0.1455 fully-paid and non-assessable Aralez Shares for no additional consideration beyond that set out in the respective Tribute warrant; (b) each Tribute employee stock option entitled the respective holders of the option to either (i) exchange their Tribute option for a Tribute common share immediately prior to the Merger or (ii) convert into Aralez options entitling the holder to purchase that number of Aralez Shares equivalent to 0.1455 Aralez Shares for each Tribute Share originally issuable (with the exercise price of each Aralez option equal to the original exercise price adjusted for the 0.1455 conversion); and (c) each Tribute compensation option, previously granted to certain investors of Tribute in connection with private placement financings, entitled its respective holders the right to purchase 0.1455 fully-paid and non-assessable Aralez Shares, as well as 0.1455 one-half warrants for Aralez Shares, for no additional consideration beyond that set out in the respective compensation option certificate. As a result of the Merger, the warrants, employee stock options and compensation options are fully-vested and exercisable at any time prior to their respective expiration dates.

The acquisition-date fair value of the consideration transferred is as follows:

At
February 5, 2016
(in thousands)
Equity consideration	$115,136
Repayment of Tribute indebtedness	22,488
Total consideration	$137,624

The acquisition-date fair value of total consideration transferred above excludes approximately $0.5 million related to the accelerated vesting of certain equity awards of Tribute pursuant to the Merger Agreement, which was included in share-based compensation expense for the period ended June 30, 2016.

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

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At
February 5, 2016
(as adjusted)
(in thousands)
Cash	$4,601
Accounts receivable	3,790
Inventory	3,622
Prepaid expenses and other current assets	1,129
Property, plant and equipment	684
Intangible assets	84,034
In-process research and development	3,243
Accounts payable and accrued expenses	(10,295)
Note payable	(3,604)
Warrants liability	(4,618)
Other liabilities	(7,373)
Deferred tax liability	(6,913)
Total net assets acquired	$68,300
Goodwill	69,324
Total consideration	$137,624

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the February 5, 2016 acquisition date. For the period ended June 30, 2016, we recorded immaterial measurement period adjustments.

The fair values of intangible assets and IPR&D were determined using an income approach, including a discount rate applied to the projected net cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. The preliminary fair value of intangible assets included the following:

Preliminary Fair
Value
(as adjusted)
(in thousands)
Marketed products:
Fiorinal	$26,954
Proferrin	9,513
Fibricor	10,018
Uracyst and Neovisc	9,874
Cambia	7,567
Other marketed products	20,108
Total acquired technology rights	$84,034

The deferred tax liability of $6.9 million relates primarily to the temporary differences associated with the identifiable intangible assets, which are not deductible for tax purposes.

The operating results of Tribute for the period from February 5, 2016 to June 30, 2016, including revenues of $10.9 million, have been included in our condensed consolidated financial statements as of and for the period ended June 30, 2016. The net loss attributable solely to Tribute is not practicably determinable for the six months ended June 30, 2016 given the integration of Tribute’s operations within the combined company. We incurred a total of $7.6 million in transaction costs in connection with the acquisition, which were included in selling, general and administrative expenses within the condensed consolidated statements of operations for the six months ended June 30, 2016.

The following supplemental unaudited pro forma information presents Aralez’s financial results as if the acquisition of Tribute had occurred on January 1, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Total revenues, net	$12,579	$12,414	$22,975	$23,101
Net loss	$(16,389)	$(21,090)	$(32,909)	$(53,339)
Basic and diluted net loss per share	$(0.25)	$(0.33)	$(0.56)	$(0.92)

The above unaudited pro forma information was determined based on the historical GAAP results of Aralez and Tribute. The pro forma financial statements also include the financial results of Medical Futures Inc. (“MFI”), a company that Tribute acquired in June 2015, which included revenues of $2.0 million and $3.8 million and net loss of $0.1 million and $0.5 million, for the three and six months ended June 30, 2015, respectively. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what Aralez’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2015 or what the consolidated results of operations will be in the future. The pro forma condensed consolidated net loss includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combination, net of the pro forma tax impact utilizing applicable statutory tax rates, which were eliminated from the three and six months ended June 30, 2016, and included in the three and six months ended June 30, 2015, respectively:

(i)	$0.3 million and $12.7 million of transaction costs incurred by the combined Aralez and Tribute for the three and six months ended June 30, 2016, respectively;

(ii)	$0.0 million and $12.0 million of expense for excise tax equalization payments for the three and six months ended June 30, 2016, respectively;

(iii)	$0.4 million and $4.0 million of severance charges for the three and six months ended June 30, 2016, respectively;

(iv)	$0.8 million and $1.5 million of the inventory fair value step-up for the three and six months ended June 30, 2016, respectively; as well as

(v)	adjustments made to reflect amortization of intangible assets of approximately $2.0 million and $4.0 million for each of the three and six months ended June 30, 2016 and 2015, respectively.

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

The Company entered into an amendment to the Original AZ Agreement, effective as of September 6, 2007 (the “Amendment to the Original AZ Agreement”). Under the terms of the Amendment to the Original AZ Agreement, AstraZeneca agreed to pay us up to $345.0 million, in the aggregate, in milestone payments upon the achievement of certain development, regulatory and sales events. To date we have received an aggregate of $85.0 million in milestone payments including an upfront payment and payments for development and regulatory milestones. An additional $260.0 million is potentially payable to us as sales performance milestones if certain aggregate sales thresholds are achieved.

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

Agreements with Sun Pharma for Fibricor®

In May 2015, Tribute Pharmaceuticals International Inc. (“TPII”), a Barbados corporation and a wholly-owned subsidiary of Tribute, acquired the U.S. rights to Fibricor and its related authorized generic (collectively, the “Fibricor Products”) from a wholly-owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”). Financial terms include a total payment of $10.0 million of which approximately $3.0 million was included as a liability assumed in the Merger and subsequently paid in May 2016. In connection with its acquisition of Fibricor, TPII also entered into a transition services and supply agreement with Sun Pharma to facilitate the seamless and efficient transfer of the Fibricor Products to TPII. The agreement required that Sun Pharma continue to manufacture and distribute the Fibricor Products until TPII obtained the necessary marketing authorizations to allow it to take over these functions. On June 30, 2016, TPII assigned its interest in the Fibricor Products to our affiliate, Aralez Pharmaceuticals Trading DAC.

Agreement with Nautilus for Cambia®

In 2010, Tribute signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia in Canada. In 2011, Tribute and Nautilus executed the first amendment to the license agreement and in 2012 executed the second amendment to the license agreement. Up to $6.0 million in sales-based milestone payments may be payable over time. Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

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

Agreement with Actavis for Bezalip® SR and Soriatane®

In 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip SR and Soriatane (the “Actavis Products”). In 2010, a first amendment was signed with Actavis to grant Tribute the right and obligation to more actively market and promote the Actavis Products in Canada. In 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products. Tribute pays Actavis a sales and distribution fee based on a percentage of the aggregate net sales of the products. In 2011, Tribute signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the United States. Aralez may owe a milestone payment of $5.0 million to Actavis in the event that we pursue and obtain regulatory approval to market Bezalip SR in the United States.

Agreement with Faes for BLEXTENTM

In 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named BLEXTEN. The exclusive license is inclusive of prescription and non-prescription rights for BLEXTEN, as well as adult and pediatric presentations in Canada. On March 31, 2016, Tribute assigned its interest in BLEXTEN to our affiliate, Aralez Pharmaceuticals Trading DAC. Regulatory approval to sell BLEXTEN in Canada was received from Health Canada in April 2016. We will owe sales-based milestone payments to Faes if certain sales targets are met.

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

	June 30, 2016
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$93,032	$—	$—	$93,032

Liabilities:
Warrants liability	$—	$—	$29	$29

December 31, 2015
Financial Instruments Carried at Fair Value
Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$24,816	$ ―	$—	$24,816

Warrants Liability

In connection with the acquisition of Tribute, Aralez assumed a liability for warrants that are treated as derivatives under accounting guidance for derivatives and hedging as they were issued with exercise prices denominated in a currency different than the Company’s reporting currency. Approximately 2.7 million of the total 3.7 million common shares underlying the warrants outstanding as of June 30, 2016 are classified as liabilities. The warrants liability is valued using a Black-Scholes valuation model, which incorporates Level 3 assumptions including the volatility of the underlying share price and the expected term. The change in the fair value of the warrants liability of $0.2 million and $4.7 million is included within other income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively. A majority of our liability-classified warrants expired subsequent to June 30, 2016. See Note 9, “Shareholders’ Equity and Earnings Per Share,” for additional information.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at June 30, 2016:

	(in thousands)	Valuation technique	Unobservable Inputs	Range of Inputs Utilized
Warrants liability	$29	Black-Scholes	Volatility	(54% - 69%)
			Expected term in years	(0.0 - 0.9)

The significant unobservable inputs used in the fair value measurement of our warrants liability include the volatility of our share price and the expected term. Significant increases or decreases in the volatility and expected term utilized would result in a significant higher or lower fair value measurement, respectively.

The table below provides a roll-forward of fair value balances that used Level 3 inputs (in thousands):

Balance at December 31, 2015	$—
Warrants liability assumed in Merger	4,618
Change in fair value during the period	(4,740)
Impact of foreign exchange	151
Balance at June 30, 2016	$29

5.INVENTORY

Inventory consisted of the following at:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$1,320	$—
Work-in-process	409	—
Finished goods	3,134	—
Total Inventory	$4,863	$—

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of our goodwill balances (as adjusted, in thousands):

Goodwill balance at December 31, 2015	$—
Goodwill from acquisition of Tribute	69,324
Impact of foreign exchange	5,161
Goodwill balance at June 30, 2016	$74,485

There were no accumulated impairment losses to goodwill at June 30, 2016.

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

June 30, 2016
Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
		(in thousands)		(in years)
Acquired technology rights	$93,960	$(3,455)	$90,505	11

The increase in the gross carrying amount of $9.9 million between the Merger closing date and June 30, 2016 is due to (i) the addition of $2.8 million reclassified from acquired IPR&D for BLEXTEN, which was approved in April 2016, (ii) approximately $1.0 million in regulatory milestones due to Faes as a result of the approval of BLEXTEN, and (iii) $6.1 million from the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively. There was no amortization expense for the three and six months ended June 30, 2015.

The estimated aggregate amortization of intangible assets as of June 30, 2016, for each of the five succeeding years and thereafter is as follows:

Estimated
Amortization
For the Years Ending December 31,	Expense
(in thousands)
Remainder of 2016	$4,351
2017	8,474
2018	8,474
2019	8,474
2020	8,474
Thereafter	52,258
Total amortization expense	$90,505

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued professional fees	$2,741	$3,012
Accrued revenue reserves	1,843	—
Accrued royalties	1,096	—
Accrued employee-related expenses	6,183	5,229
Other accrued liabilities	5,761	3,691
Total accrued expenses	$17,624	$11,932

Exit and Disposal Activities

In connection with the Merger, the Company incurred certain exit costs, primarily severance benefits to former Pozen and Tribute employees. The Company incurred severance expense of $0.4 million and $1.5 million during the three and six months ended June 30, 2016, respectively, which is primarily included within selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the exit activity within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets (in thousands):

Accrued severance balance at December 31, 2015	$3,986
Accrued severance liability assumed in the Merger	2,484
Severance expense	1,466
Cash payments	(4,274)
Impact of foreign exchange	(42)
Accrued severance balance at June 30, 2016	$3,620

Of the accrued severance amounts, the Company expects to pay $3.2 million in 2016 and $0.4 million in 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of 2.5% senior secured convertible notes due February 2022 (“2022 Notes”) resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), which was executed in December 2015 among the Company, Pozen, Tribute and certain lenders. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three and six months ended June 30, 2016 was $0.5 million and $0.8 million, respectively, which includes the amortization of debt issuance costs. We estimated the fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes to be approximately $55.9 million as of June 30, 2016, using a bond plus call option model that utilizes Level 3 fair value inputs. The carrying amount of the 2022 Notes was $74.5 million as of June 30, 2016, which is the principal amount outstanding, net of $0.5 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

Credit Facility

Under the terms of the Facility Agreement, Aralez may also borrow from the lenders up to $200 million under a credit facility until April 30, 2017. The credit facility can be drawn upon for permitted acquisitions and is to be repaid over a six-year period from each draw. Amounts drawn under the credit facility will bear an interest rate of 12.5% per annum and shall be prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens and dividends. There were no outstanding borrowings under the credit facility as of June 30, 2016.

MFI Note

On June 16, 2015, Tribute acquired MFI. As part of the consideration paid, Tribute issued a one-year unsecured convertible promissory note in the aggregate amount of C$5.0 million ($3.9 million) to the prior owner of MFI (“MFI Note”). The MFI Note had an interest rate of 8% per annum and was convertible in whole or in part at the holder’s option during the term into Aralez common shares at a conversion rate of approximately C$12.21 per Aralez common share. The MFI Note was repaid in full along with accrued interest at its maturity date of June 16, 2016, for a total payment of approximately $4.2 million.

9. SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

The following table presents a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2016 (in thousands):

Shareholders' equity at January 1, 2016	$14,783
Issuance of common shares in connection with Merger with Tribute	115,136
Issuance of common shares to investors, net of equity issue costs	74,866
Warrants exercised	180
Payments related to net settlement of share awards	(673)
Non-cash share-based compensation expense	6,543
Foreign currency translation adjustment	10,147
Net loss	(51,263)
Shareholders' equity at June 30, 2016	$169,719

Shareholders’ equity at June 30, 2016 included (i) $115.1 million related to the issuance of 18.5 million shares as consideration for the acquisition of Tribute on February 5, 2016, and (ii) $74.9 million related to the issuance of 12.0 million shares immediately prior to the consummation of the acquisition to certain investors in connection with the Amended and Restated Subscription Agreement, net of equity issue costs. Refer to Note 1 to the Aralez financial statements included in our 2015 Form 10-K for additional information.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the 2022 Notes, the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the six months ended June 30, 2016 given potential common shares underlying the warrants liability are dilutive when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Net loss, basic	$(17,475)	$(16,280)	$(51,263)	$(16,308)
Effect of dilutive securities:
Change in fair value of warrants liability	(159)	—	(4,740)	—
Net loss, diluted	$(17,634)	$(16,280)	$(56,003)	$(16,308)

Shares used in calculating basic net loss per common share	64,360,515	32,436,818	58,258,044	32,348,194
Effect of dilutive securities:
Warrants to purchase common shares - liability-classified	2,725	—	103,767	—
Shares used in calculating diluted net loss per common share	64,363,240	32,436,818	58,361,811	32,348,194

Net loss per common share, basic	$(0.27)	$(0.50)	$(0.88)	$(0.50)
Net loss per common share, diluted	$(0.27)	$(0.50)	$(0.96)	$(0.50)

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Options to purchase common shares, RSUs and PSUs	7,334	6,540	7,334	6,540
Warrants to purchase common shares	3,561	—	992	—
2022 Notes convertible into common shares	9,057	—	9,057	—

The Company assumed outstanding warrants in connection with the acquisition of Tribute. The warrants are classified either as a liability, if the exercise price is denominated in Canadian dollars, or as equity if the exercise price is denominated in U.S. dollars. The following is a summary of warrants outstanding and exercisable as of June 30, 2016, and grouped in accordance with their respective expiration dates, with Canadian dollar exercise prices translated to U.S. dollars at the foreign exchange rate in effect at June 30, 2016:

	No. of Warrants	Weighted-Average
Quarterly period of expiration	Outstanding	Exercise Price
Q3 2016	2,602,125	$4.72
Q2 2017	155,622	3.23
Q1 2018	599,278	3.19
Q3 2018	15,815	2.93
Q4 2019	107,670	3.72
Q3 2020	109,968	3.17
Q1 2021	50,521	2.25
	3,640,999	$4.29

10.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, our Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan (the “2016 Plan”), which became effective on February 5, 2016, upon consummation of the Merger. The 2016 Plan is the only existing plan in which we are authorized to grant equity-based awards. The 2016 Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants. Under the 2016 Plan, the Company initially reserved 2,300,000 common shares for grant plus (i) the number of shares available for issuance under both the Pozen Inc. 2010 Equity Compensation Plan and the Amended and Restated Option Plan of Tribute Pharmaceuticals Canada Inc. that were not subject to outstanding awards upon the effective date and (ii) the number of shares required to cover each stock option granted in substitution of stock options held by employees of Tribute, as required to consummate the Merger. At June 30, 2016, there were 2,330,773 common shares remaining available for grant under the 2016 Plan.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Selling, general and administrative	$2,633	$3,183	$6,216	$3,605
Research and development	—	46	327	101
Total non-cash share-based compensation expense	$2,633	$3,229	$6,543	$3,706

Included in the table above is approximately $0.5 million of share-based compensation expense related to the accelerated vesting of certain Tribute equity awards upon consummation of the Merger, which was recorded as selling, general and administrative expense for the six months ended June 30, 2016.

Options to Purchase Common Shares

A summary of option activity for the six months ended June 30, 2016 is as follows:

		Weighted-
	Underlying	Average
	Shares	Exercise
Stock Option Awards	(in thousands)	Price
Outstanding at December 31, 2015	1,985	$8.18
Granted	1,907	3.47
Exercised	(416)	3.13
Forfeited or expired	(615)	8.38
Outstanding at June 30, 2016	2,861	$5.83

The weighted average grant date fair value for option awards granted during the six months ended June 30, 2016 was $2.50 per option.

RSUs and PSUs

A summary of RSU, including performance restricted stock units (“PSUs”), activity for the six months ended June 30, 2016, is as follows:

		Weighted-
	Underlying	Average
	Shares	Grant Date
Restricted Stock Units, including PSUs	(in thousands)	Fair Value
Nonvested restricted stock units at December 31, 2015	4,042	$7.80
Granted	1,627	4.48
Vested	(1,196)	7.67
Forfeited or expired	—	—
Nonvested restricted stock units at June 30, 2016	4,473	$6.63

During the six months ended June 30, 2016, 654,737 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $2.8 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined market-based performance goals.

11.COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space and certain equipment under cancellable and non-cancelable operating lease agreements. Rent expense was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively. Future minimum payments under our non-cancelable lease agreements at June 30, 2016 were as follows (in thousands):

Remainder of 2016	$302
2017	984
2018	1,746
2019	1,769
2020	1,751
Thereafter	8,282
Total minimum payments	$14,834

On March 31, 2016, the lease relating to approximately 17,009 square feet of office space located at Exchange Office Building, Chapel Hill, North Carolina, expired in accordance with its terms, as amended. In April 2016, we entered into an agreement to lease approximately 36,602 square feet of office space for our U.S. headquarters in Princeton, New Jersey. Pursuant to the lease agreement, we issued a letter of credit in the amount of $0.3 million to the property owner as a security deposit, which we have classified as restricted cash and included within other current assets on the condensed consolidated balance sheet as of June 30, 2016.

Supply Agreements

We have supply agreements with various license, distribution and manufacturing agreements with third parties that include purchase minimums or minimum royalties. Pursuant to these agreements, we have minimum future obligations of approximately $5.0 million as of June 30, 2016.

Legal Proceedings

We are currently party to legal proceedings arising in the normal course of business, principally patent litigation matters. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated.  As a result, we have not recorded any loss contingencies for any of these matters as of June 30, 2016. While it is not possible to determine the outcome of these matters, in the event of an adverse outcome or outcomes, our business could be materially harmed.

VIMOVO® ANDA Litigation

Between March 14, 2011 and May 16, 2013, Pozen, now a subsidiary of the Company, received Paragraph IV Notice Letters from Dr. Reddy’s Laboratories (“DRL”), Lupin Ltd. (“Lupin”), Watson Laboratories, Inc. – Florida (“Watson”), and Mylan Pharmaceuticals Inc. (“Mylan”), stating that each had filed an Abbreviated New Drug Application (“ANDA”) with the Food and Drug Administration (“FDA”) seeking regulatory approval to market a generic version of our VIMOVO product before the expiration of U.S. Patent No. 6,926,907 (the “907 patent”). On November 20, 2012, Pozen received a second Notice Letter from DRL stating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a different generic formulation of the VIMOVO product before the expiration of the ‘907 patent. The ‘907 patent is assigned to Pozen and listed for the VIMOVO product in the FDA’s publication titled “Approved Drug Products with Therapeutic Equivalence Evaluations” (also known as the “Orange Book”).

On April 21, 2011, Pozen filed suit against the first ANDA filer, DRL, in the United States District Court for the District of New Jersey (the “District Court”), asserting infringement of the ‘907 patent. Pozen subsequently filed suit against the other three ANDA filers within 45 days of receipt of their respective Paragraph IV Notice Letters. Horizon, our current marketing partner for the VIMOVO product, is Pozen’s co-plaintiff in each suit. The first suit against DRL is considered the lead case and has been consolidated with other suits for the purpose of pre-trial and discovery. On December 19, 2012, the District Court conducted a pre-trial Markman hearing to determine the proper claim construction of certain claims disputed by the parties. On May 1, 2013, the District Court issued a Markman Order construing the disputed claims. A scheduling order for the consolidated suits was issued by the District Court on June 27, 2014. Fact discovery closed in the consolidated suits on November 20, 2014, expert discovery closed on June 25, 2015, and Pozen is currently waiting for the District Court to set a trial date.

On October 15, 2013, the United States Patent & Trademark Office (“USPTO”) issued to Pozen U.S. Patent No. 8,557,285 (the “‘285 patent”). The ‘285 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘907 patent. On October 23, 2013, Pozen filed suits against DRL, Lupin, Watson and Mylan in the District Court asserting infringement of the ‘285 patent. These suits have each been consolidated with the above referenced suits involving the ‘907 patent. On May 12, 2016, the court granted DRL’s motion for summary judgment of non-infringement of the ‘907 patent with respect DRL’s second ANDA. The ruling does not apply to DRL’s first-filed ANDA, nor does it apply to the other patents asserted against DRL’s second ANDA.

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

On May 13, 2015, Pozen and Horizon filed suit against DRL, Lupin, Actavis (formerly known as Watson) and Mylan in the District Court asserting infringement of the ‘636 and ‘996 patents. On June 18, 2015, Pozen filed Amended Complaints in each of the suits to assert infringement of the ‘190 patent. In its responsive pleading, Actavis filed a counterclaim alleging that its generic product does not infringe the ‘621 patent and that the ‘621 patent is invalid.

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

On January 25, 2016, Pozen and Horizon filed suit against Actavis in the District Court asserting infringement of the ‘920 and ‘888 patents. On March 16, 2016, the District Court consolidated this suit with the suit filed against Actavis on May 13, 2015. On February 10, 2016, Pozen filed Amended Complaints against DRL, Lupin and Mylan to assert infringement of the ‘920 and ‘888 patents. In its responsive pleading, Mylan filed a counterclaim alleging that its generic product does not infringe the ‘698 patent and that the ‘698 patent is invalid. These suits are in the initial phase and a full schedule has not yet been set by the District Court.

On May 24, 2016, the USPTO issued to Pozen U.S. Patent No. 9,345,695 (the “‘695 patent”). The ‘695 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘907 and ‘285 patents.

As with any litigation proceeding, we cannot predict with certainty the outcome of the patent infringement suits against DRL, Lupin, Mylan and Actavis relating to generic versions of VIMOVO. Furthermore, we will have to incur additional expenses in connection with the lawsuits relating to VIMOVO, which may be substantial. Moreover, responding to and defending pending litigation results in a significant diversion of management’s attention and resources and an increase in professional fees.

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

On August 12, 2015, CFAD filed an IPR Petition of the ‘621 patent with the PTAB. On February 22, 2016 the PTAB instituted review of the claims of the ‘621 patent. Pozen and Horizon filed a response on June 23, 2016. CFAD has until September 22, 2016 to file a reply.

On August 19, 2015, Lupin filed three separate IPR Petitions of the ‘996, ‘636 and ‘190 patents with the PTAB. On March 1, 2016 the PTAB denied Lupin’s petition for review of the ‘636 patent and instituted review of a limited number of the claims in each of the ‘996 and ‘190 patents. Pozen and Horizon filed responses to the petitions for review of the ‘996 and ‘190 patents on June 27, 2016. Lupin has until September 16, 2016 to file replies to these responses.

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

Canada VIMOVO® Litigation

On January 20, 2015, our Canadian licensee, AstraZeneca Canada Inc. (“AstraZeneca Canada”) received a Notice of Allegation from Mylan Pharmaceuticals ULC (“Mylan Canada”) informing them that Mylan Canada has filed an Abbreviated New Drug Submission in Canada (“ANDS”) for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of Pozen’s Canadian Patent No. 2,449,098 (the “‘098 patent”). A Notice of Allegation is served pursuant to the Patented Medicines (Notice of Compliance) Regulations in Canada and is similar to a Paragraph IV Notice Letter in the United States. In response, Pozen and AstraZeneca Canada commenced a proceeding in the Federal Court of Canada (the “Canada Court”) in relation to the ‘098 patent on March 5, 2015 seeking to prohibit Health Canada from approving Mylan Canada’s generic naproxen/esomeprazole product. The Canadian proceeding is summary in nature and expected to be completed before March 5, 2017. In accordance with the schedule approved by the Canada Court, affidavit evidence of AstraZeneca Canada and Pozen was served on September 11, 2015 and affidavit evidence of Mylan Canada on January 8, 2016. The parties have completed cross-examinations on the affidavit evidence on April 29, 2016, as required by the schedule. The written record of AstraZeneca Canada and Pozen, for the hearing, was served and filed with the Court on July 13, 2016. Mylan Canada’s written record is to be served and filed by September 14, 2016.  A three-day hearing of the matter has been scheduled, commencing on November 21, 2016. The proceeding will decide whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets will be prohibited until the expiry of the ‘098 patent because none of Mylan Canada’s allegations in respect of the ‘098 patent are justified; however, the proceeding will not finally decide ‘098 patent validity or infringement. The ‘098 patent expires on May 31, 2022.

On March 23, 2016, AstraZeneca Canada received another Notice of Allegation from Mylan Canada in respect of the ‘098 patent, informing them that Mylan Canada has filed a supplemental submission for one of the strengths of its naproxen/esomeprazole magnesium tablets. This Notice of Allegation states that Mylan Canada withdrew from its ANDS the 375/20 mg strength and re-filed a supplemental submission for this strength. In this circumstance, Mylan is required to file, and has provided another Notice of Allegation in respect of the ‘098 patent. The allegations in respect of the ‘098 patent are identical to those asserted in the first Notice of Allegation. In response, Pozen and AstraZeneca Canada commenced another proceeding in the Federal Court of Canada on May 5, 2016 seeking to prohibit Health Canada from approving Mylan Canada’s 375/20 mg strength naproxen/esomeprazole magnesium tablet until the expiry of the ‘098 patent. As the allegations made in respect of the ‘098 patent are identical, the parties have agreed to stay the proceeding and that the outcome of the first proceeding discussed above, will determine the outcome for this new proceeding.

12.SEGMENT INFORMATION

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the periods ended June 30, 2016 unless otherwise noted.

Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” “Aralez” or the “Company” in this Quarterly Report on Form 10-Q, we are referring to Aralez Pharmaceuticals Inc. together with its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•	Overview—this section provides financial highlights, our business strategy, a summary of our marketed products, our product pipeline update, and a summary of our out-licensed products.

•	Results of Operations—this section provides a review of our results of operations for the three and six months ended June 30, 2016 and 2015.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

•

Critical Accounting Policies and Estimates—this section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•	Recent Accounting Pronouncements—this section provides a summary of accounting pronouncements that have been issued, but not yet adopted by the Company.

Overview

Aralez is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while focusing on creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular, pain and other specialty areas. Aralez’s global headquarters is located in Mississauga, Ontario, Canada, its U.S. headquarters will be located in Princeton, New Jersey, and its Irish headquarters is located in Dublin, Ireland. Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which closed on February 5, 2016.

On February 5, 2016, pursuant to an Agreement and Plan of Merger and Arrangement between Aralez Pharmaceuticals Inc., Pozen, Tribute and other related parties (as amended, the “Merger Agreement”), Aralez completed the acquisition of Tribute by way of a court approved plan of arrangement in a stock transaction with a purchase price of $137.6 million made up of (i) $115.1 million related to Tribute shares, equity awards and certain warrants outstanding and (ii) $22.5 million in repayments of Tribute indebtedness. In connection with the transaction, Pozen and Tribute were combined under and became subsidiaries of Aralez Pharmaceuticals Inc., with Pozen treated as the acquiring company for accounting purposes (the “Merger”). Pursuant to Rule 12g-3(a) under the Exchange Act, Aralez Pharmaceuticals Inc. is the successor issuer to Pozen. The Merger provides the combined company with increased financial strength and product portfolio diversity and is expected to meaningfully accelerate our operating strategies. Our results of operations for the three and six months ended June 30, 2016 include the results of operations of Tribute for the period from February 5, 2016 through June 30, 2016. Refer to Note 2, “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information with respect to the acquisition of Tribute.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues:
Product revenues, net	$7,375	$—	$10,940	$—
Other revenues	5,203	5,201	9,695	9,605
Total revenues, net	12,578	5,201	20,635	9,605
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	3,360	—	5,898	—
Amortization of intangible assets	2,134	—	3,406	—
Selling, general and administrative	22,731	18,193	60,190	21,456
Research and development	1,474	2,302	5,886	3,285
Total costs and expenses	29,699	20,495	75,380	24,741
Loss from operations	(17,121)	(15,294)	(54,745)	(15,136)
Interest and other income (expense), net	(863)	15	3,627	(171)
(Benefit from) provision for income taxes	(509)	1,001	145	1,001
Net loss	$(17,475)	$(16,280)	$(51,263)	$(16,308)
Basic net loss per common share	$(0.27)	$(0.50)	$(0.88)	$(0.50)
Diluted net loss per common share	$(0.27)	$(0.50)	$(0.96)	$(0.50)

Business Strategy

Our management team has a strong track record of success in creating, leading and expanding specialty pharmaceutical companies with marketing and sales capabilities. Directed by this leadership and leveraging our competitive platform, our focus on acquiring high potential growth opportunities through aggressive business development and licensing and strategic transactions, and commercializing healthcare products to provide enhanced value to a range of stakeholders, is driven by the following primary strategies:

•

Maximize value of expanded portfolio – We plan to continue our progress toward building out our U.S. commercial organization, including expanding our sales force and promoting Fibricor® in the United States to grow product use moderately and which we expect will develop a relationship springboard with cardiologists ahead of the anticipated commercial launch of YOSPRALA™, pending FDA approval.

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

Marketed Products – Canada

Cambia®

Cambia (diclofenac potassium for oral solution) is a non-steroidal anti-inflammatory drug (“NSAID”) and the only prescription NSAID available and approved in Canada for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia was approved by Health Canada in March 2012 and was commercially launched to specialists in Canada in October 2012 and broadly to all primary care physicians in February 2013. Depomed, Inc. acquired Nautilus and the product rights to Cambia in December 2013.

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

Soriatane®

Soriatane (acitretin) is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A. Soriatane was approved in Canada in 1994 and is the first and only oral retinoid indicated for severe psoriasis. Soriatane is often used when milder forms of psoriasis treatments like topical steroids, emollients and topical tar-based therapies have failed. Soriatane is under license from Actavis Group PTC ehf (“Actavis”), and we have the exclusive rights to market Soriatane in Canada.

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

Pending FDA review and approval, YOSPRALA 81/40 and 325/40 would be indicated for patients who require aspirin (1) to reduce the combined risk of death and nonfatal stroke in patients who have had ischemic stroke or transient ischemia of the brain due to fibrin platelet emboli, (2) to reduce the combined risk of death and nonfatal myocardial infarction (“MI”) in patients with a previous MI or unstable angina pectoris, (3) to reduce the combined risk of MI and sudden death in patients with chronic stable angina pectoris, (4) for a pre-existing condition after having undergone revascularization procedures, and (5) the omeprazole component, to decrease the risk of developing gastric ulcers in patients at risk for developing aspirin-associated gastric ulcers.

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

In October 2009, we began two pivotal Phase 3 studies and one long-term safety study for YOSPRALA 325/40. The primary endpoint of the pivotal studies, which included approximately 500 subjects per study, was a significant reduction in the cumulative incidence of gastric ulcers following administration of YOSPRALA 325/40 compared to 325mg enteric-coated aspirin over the six-month treatment period. The primary endpoint was met with statistical significance in both pivotal Phase 3 studies. Additionally, the studies met their key secondary endpoints, including a reduction in gastroduodenal ulceration, as well as a reduction in discontinuation due to upper gastrointestinal adverse events in subjects taking YOSPRALA 325/40 compared to 325mg enteric-coated aspirin. The long-term safety of YOSPRALA 325/40 was evaluated for up to 12 months following the Phase 3 pivotal studies. No new or unexpected safety concerns were identified following treatment with YOSPRALA 325/40 once daily for up to 12 months in subjects at risk for aspirin-associated gastric injury. The type and pattern of adverse events emerging in this one-year study were consistent with prior experience with aspirin and omeprazole administered as single agents.

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

We had generated clinical pharmacology data and chemical, manufacturing and controls (“CMC”) data for a lower dose version of YOSPRALA 325/40 – a product that contains 81mg of enteric-coated aspirin and 40mg of immediate-release omeprazole in a single tablet known YOSPRALA 81/40. The Company filed this existing data, together with additional CMC data to be generated and evidence from the scientific literature relating to the ulcerogenic risk of 81mg of aspirin with the FDA. At this time, we have not and do not intend to conduct Phase 3 clinical trials for YOSPRALA 81/40. We have no assurance such data will be sufficient for the FDA to approve YOSPRALA 81/40 or to allow a broader indication for YOSPRALA 325/40. The FDA will make a final determination with respect to the approvability of and indications for YOSPRALA 325/40 and 81/40 upon our re-submission of the NDA, which we resubmitted with the FDA on March 14, 2016.

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

On December 28, 2015, we also announced that significant progress had been made with respect to an alternative aspirin API supplier, which is a global leader in aspirin manufacturing, and that we have now designated this secondary supplier as our primary supplier in connection with the NDA for YOSPRALA. We conducted testing to validate this supplier as our new primary supplier and included this information in our resubmission. In an effort to strengthen the NDA submission, Aralez conducted human bioequivalence studies that compared the aspirin drug product manufactured by the original primary aspirin supplier to that manufactured by the newly designated primary aspirin supplier. The bioequivalence studies tested both the 81mg and 325mg YOSPRALA doses. Study data demonstrated that the aspirin in YOSPRALA formulated from the original supplier was bioequivalent to that of the new primary supplier at both doses. The FDA recently completed a planned inspection of the new aspirin supplier with no reported compliance findings.

We resubmitted the NDA for YOSPRALA on March 14, 2016. On March 28, 2016, we announced that the FDA acknowledged acceptance of the NDA. The FDA Prescription Drug User Fee Act goal date for a decision is September 14, 2016. Final agreement on the draft labeling is also pending. Assuming FDA approval, we expect to launch YOSPRALA in the fourth quarter of 2016.

BLEXTENTM (bilastine)

Bilastine is a second generation antihistamine drug for the treatment of allergic rhinoconjunctivitis and urticaria (hives). Bilastine exerts its effect as a selective histamine H1 receptor antagonist, and has an effectiveness similar to cetirizine, fexofenadine and desloratadine. It was developed in Spain by FAES Farma, S.A. In April 2016, Health Canada approved bilastine with the trade name BLEXTEN (bilastine 20mg oral tablet) for the treatment of the symptoms of Seasonal Allergic Rhinitis and Chronic Spontaneous Urticaria (such as itchiness and hives). We estimate that the Canadian antihistamine market is currently valued at approximately C$120 million per year. The leading competitors are cetirizine (Reactine®), loratadine (Claritin®), desloratadine (Aerius®) and fexofenadine (Allegra®). We are currently assessing our plans with respect to the commercialization of BLEXTEN.

Out-Licensed Products

VIMOVO®

VIMOVO (naproxen/esomeprazole magnesium) is the brand name for a proprietary fixed-dose combination of enteric-coated naproxen, a pain-relieving NSAID and immediate-release esomeprazole magnesium, a PPI, in a single delayed-release tablet and is a product in our PPI-NSAID platform. We developed VIMOVO in collaboration with AstraZeneca AB (“AstraZeneca”). On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis, and ankylosing spondylitis, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

In 2010, we officially transferred to AstraZeneca the IND and NDA for the product. AstraZeneca is responsible for the commercialization of VIMOVO. In November 2013, AstraZeneca entered into an agreement for Horizon Pharma USA, Inc. (“Horizon”) to acquire the U.S. rights for VIMOVO. Under the terms of the agreement, we will continue to receive from Horizon a 10% royalty on net sales of VIMOVO sold in the United States, with guaranteed annual minimum royalty payments of $7.5 million each year beginning in 2015, provided that the patents owned by us which cover VIMOVO are in effect and no generic forms of VIMOVO are on the market. AstraZeneca will continue to have rights to commercialize VIMOVO outside of the United States and paid us a royalty of 6% on all sales within its territory through 2015 and started paying us a royalty of 10% commencing in the first quarter of 2016 and thereafter.

Treximet®

Treximet (sumatriptan/naproxen sodium) is a migraine medicine that we developed in collaboration with Glaxo Group Limited, d/b/a GlaxoSmithKline (“GSK”). The product is formulated with our patented technology of combining a triptan, sumatriptan 85mg, with an NSAID, naproxen sodium 500mg, and GSK’s RT Technology™ in a single tablet designed for the acute treatment of migraine. In 2008, the FDA approved Treximet for the acute treatment of migraine attacks, with or without aura, in adults. Treximet is currently available in the United States only.

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

Results of Operations for the three and six months ended June 30, 2016 and 2015

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Product revenues, net	$7,375	$—	$10,940	$—
Other revenues	5,203	5,201	9,695	9,605
Total revenues, net	$12,578	$5,201	$20,635	$9,605

Product Revenues, net

Net product revenues of $7.4 million and $10.9 million for the three and six months ended June 30, 2016, respectively, relate to the product portfolio we acquired with the acquisition of Tribute on February 5, 2016 and primarily include revenues from sales of Bezalip, Fiorinal, Soriatane, and Fibricor. There were no product revenues for the three and six months ended June 30, 2015 as the acquisition of Tribute occurred in February 2016.

Other Revenues

Other revenues were $5.2 million for the three months ended June 30, 2016, which is the same as compared to the prior year period. For the six months ended June 30, 2016 and 2015, other revenues were $9.7 million and $9.6 million, respectively. Other revenues for the periods presented relate to royalties earned on net sales of VIMOVO by our commercialization partners. Royalty revenues increased as a result of an increase in the royalty rate due to us on net sales of VIMOVO by AstraZeneca from 6% to 10% commencing in January 2016, offset by a decrease in royalties for net sales in the U.S. resulting from lower net pricing by Horizon.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$3,360	$—	$5,898	$—
Amortization of intangible assets	2,134	—	3,406	—
Selling, general and administrative	22,731	18,193	60,190	21,456
Research and development	1,474	2,302	5,886	3,285
Total costs and expenses	$29,699	$20,495	$75,380	$24,741

Cost of Product Revenues

Cost of product revenues were $3.4 million and $5.9 million for the three and six months ended June 30, 2016, respectively, and included approximately $0.8 million and $1.5 million of inventory fair value step-up amortization, respectively. There were no cost of product revenues for the three and six months ended June 30, 2015, as the acquisition of Tribute occurred in February 2016. There are no cost of revenues related to our other revenues.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger. Amortization expense of $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively, included expense incurred from February 5, 2016, the closing date of the Merger. There was no amortization of intangible assets for the three and six months ended June 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.7 million and $18.2 million for the three months ended June 30, 2016 and 2015, respectively. The $4.5 million increase in SG&A expenses was primarily driven by: $6.2 million of commercialization costs incurred in the U.S., including (i) $4.1 million in promotional expenses, principally related to the planned launch of YOSPRALA, pending FDA approval, (ii) $1.3 million related to the build out of the U.S. sales force, and (iii) $0.8 million related to the build out of the commercial infrastructure; $4.7 million of expenses related to our Canadian operation; and $3.0 million of additional expenses to support our global corporate structure. These increases in expenses were partially offset by a decrease of $9.8 million in transaction fees and severance and retention expenses compared to the three months ended June 30, 2015. The three months ended June 30, 2015, included $5.2 million of severance and retention expenses, primarily for the former Pozen Chief Executive Officer, and $5.1 million of transaction fees.

Selling, general and administrative expenses were $60.2 million and $21.5 million for the six months ended June 30, 2016 and 2015, respectively. The $38.7 million increase in SG&A expenses was primarily driven by: $12.0 million for excise tax equalization payments; $11.0 million of commercialization costs incurred in the U.S., including (i) $7.6 million in promotional expenses, principally related to YOSPRALA, (ii) $1.7 million related to the build out of the U.S. sales force, and (iii) $1.7 million related to the build out of the commercial infrastructure; $7.3 million of expenses related to our Canadian operation; $7.3 million of costs incurred to support our global corporate structure; $2.5 million of additional transaction fees; and a $2.6 million increase in share-based compensation expense. These increases in expenses were partially offset by a decrease in severance and retention expenses of approximately $4.0 million compared to the six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses were $1.5 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in research and development for the three months ended June 30, 2016 compared to June 30, 2015 was primarily due to development costs incurred during 2015 for YOSPRALA for which we resubmitted our NDA to the FDA in March 2016.

Research and development expenses were $5.9 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was principally related to higher costs incurred with the development of YOSPRALA, including the qualification of the new primary aspirin supplier of the active pharmaceutical ingredient.

Interest and Other Income (Expense), net

The following table sets forth interest expense and other income (expense), net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$(593)	$—	$(900)	$—
Other income (expense), net	(270)	15	4,527	(171)
Total interest and other income (expense), net	$(863)	$15	$3,627	$(171)

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $0.6 million and $0.9 million, respectively, primarily due to the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016. There was no interest expense for the three and six months ended June 30, 2015.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2016 was $0.3 million principally related to a $0.5 million loss on foreign exchange, partially offset by a $0.2 million decrease in the fair value of the warrants liability. Other income, net for the six months ended June 30, 2016, principally related to a $4.6 million change in the fair value of the warrants liability acquired from Tribute during the period. The decrease in the fair value was primarily driven by the decrease in our share price, which is an input into the Black-Scholes valuation model used to estimate the fair value of the warrants as of June 30, 2016.

Liquidity and Capital Resources

The Company’s principal source of liquidity is through cash generated from the royalty payments received from our commercialization partners for net sales of VIMOVO, the operating income of the legacy Tribute business, and the financing executed on February 5, 2016. Our principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Fibricor, and product candidates, particularly YOSPRALA; capital expenditures and debt service payments.

At June 30, 2016, we had $93.0 million of cash and cash equivalents compared to $24.8 million at December 31, 2015. We believe that we have sufficient cash and cash equivalents together with cash expected to be generated from operations, including royalty payments, to fund our operations for at least the next twelve months, including (i) our planned launch of YOSPRALA, pending FDA approval, (ii) the related build-out of the Aralez sales and marketing team, (iii) payment of contractual obligations, including any potential milestone payments that may become due, (iv) interest payments on our indebtedness, and (v) planned capital expenditures.

We expect to incur significant expenses in the future for the continued commercialization of our products, the planned launch of YOSPRALA, and investments in other product opportunities and business development activities. Under the Second Amended and Restated Facility Agreement (the “Facility Agreement”), we have access to up to $200.0 million for permitted acquisitions, as defined in the Facility Agreement. To the extent our capital resources are insufficient to meet future operating requirements or business development activities, we may need to raise additional capital, reduce planned expenditures, or incur indebtedness. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding.

Borrowings and Other Liabilities

At June 30, 2016, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders under the Facility Agreement.

Under the terms of the Facility Agreement, we may also borrow from the lenders up to $200 million under a credit facility until April 30, 2017. The credit facility can be drawn upon for permitted acquisitions and is to be repaid over a six-year period from each draw. Amounts drawn under the credit facility will bear an interest rate of 12.5% per annum and shall be prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. There were no outstanding borrowings under the credit facility as of June 30, 2016.

On June 16, 2015, Tribute acquired Medical Futures Inc. (“MFI”). As part of the consideration paid, Tribute issued a one-year unsecured convertible promissory note in the aggregate amount of C$5.0 million ($3.9 million) to the prior owner of MFI (“MFI Note”). The MFI Note was repaid in full along with accrued interest at its maturity date of June 16, 2016, for a total payment of approximately $4.2 million.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $57.7 million for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015. The increase in cash used in operating activities was primarily due to pre-commercialization expenses incurred for the planned launch of YOSPRALA and costs related to the build out and support of the global corporate infrastructure. In addition, net cash used in operating activities included expenses related to the acquisition of Tribute, including payments of transaction expenses of approximately $12.4 million, excise tax equalization payments of $12.0 million, and severance payments of $4.2 million.

Investing Activities

Net cash used in investing activities was $19.1 million for the six months ended June 30, 2016 compared to net cash provided by investing activities of $2.5 million for the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2016, principally related to $17.9 million of cash consideration used to consummate the Merger, consisting of the repayment of Tribute indebtedness, net of cash acquired. For the six months ended June 30, 2015, $2.5 million was received for the sale of warrants.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $144.9 million compared to $1.1 million for the six months ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2016 included the receipt of $75.0 million from the issuance of the 2022 Notes and $75.0 million from the issuance of equity to certain investors, net of issuance costs of $0.7 million, partially offset by $3.9 million used for the repayment of the MFI Note.

Commitments and Contingencies

Legal Proceedings

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at June 30, 2016 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$—	$75,000
2022 Notes – interest (2)	10,978	940	3,750	3,755	2,533
Operating lease obligations (3)	14,834	302	2,730	3,520	8,282
Other (4)	19,458	15,398	3,050	566	444
Total	$120,270	$16,640	$9,530	$7,841	$86,259

(1)

This table does not include potential future milestone payments, royalty or profit-share obligations to third parties under asset purchase, product development, license and other agreements to the extent that the timing and likelihood of such milestone payments are not known, and, in the case of royalty and profit-share obligations, if the amount of such obligations are not reasonably estimable.

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of June 30, 2016. The table above assumes no conversions prior to maturity.

(3)

Amounts represent lease obligations existing at June 30, 2016, primarily for office space. During the three months ended June 30, 2016, we entered into lease agreements for our new global headquarters in Mississauga, Ontario, Canada, and for our U.S. headquarters in Princeton, New Jersey. The table above includes lease commitments for the full term of the leases under the respective agreements. The agreement for the Princeton, New Jersey, lease may be terminated after seven years in consideration of an early termination penalty equal to four months of rent.

(4)

Other consists of open purchase orders under agreements to purchase goods or services and non-cancelable commitments to third parties for minimum royalties payable and minimum purchase obligations under various license, distribution and manufacturing agreements.

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

Off-Balance Sheet Arrangements

At June 30, 2016, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Revenues from the sale of products are recorded net of discounts, wholesaler fees, chargebacks, rebates, returns and allowances, and are recognized when legal title to the goods and risk of ownership has been passed to the customer. A customer’s obligation to pay the Company for products is not contingent upon the resale of those products. We have a product returns policy on some of our products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. We believe that the reserves we have established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

Other revenues include revenues from licensing arrangements with other biopharmaceutical companies, including milestones payments and royalties. Revenue from royalties is recognized when the Company has fulfilled the terms in accordance with contractual agreements and has no future obligation, and the amount of the royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to us by our commercialization partners.

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

In-Process Research and Development (“IPR&D”)

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

IPR&D is tested for impairment on an annual basis or more frequently if impairment indicators are present. If IPR&D becomes impaired, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. The valuation techniques utilized in performing the initial valuation of IPR&D or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value.

Other Intangible Assets

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Such impairment charges may be material to our results. The valuation techniques utilized in performing the initial valuation of other intangible assets or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in significantly different fair value estimates.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. Since our inception, we have incurred substantial cumulative losses and may incur substantial and recurring losses in future periods. The utilization of the loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

Aralez will file federal and state income tax returns, as applicable, with the tax authorities in various jurisdictions including Canada, Ireland and the U.S. Pozen is no longer subject to U.S. federal or North Carolina state income tax examinations by tax authorities for years before 2012. Tribute is no longer subject to Canadian income tax examinations by tax authorities for years before 2011. However, the loss and credit carryforwards generated by Pozen and Tribute may still be subject to change to the extent these losses and credits are utilized in a year that is subject to examination by tax authorities.

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

The carrying amounts of our cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. The warrants liability is our only liability carried at fair value, and we utilized Level 3 inputs to estimate fair value. The significant unobservable inputs used in the fair value measurement of our warrants liability, which uses a Black-Scholes valuation model, include the volatility of our common stock and the expected term. The use of different inputs could result in materially different fair value estimates.

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

ITEM 4.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On February 5, 2016, we acquired Tribute Pharmaceuticals Canada Inc. (“Tribute”). See Note 2, “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information regarding the acquisition. We are in the process of integrating policies, processes, people, technology and operations for the consolidated company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. We are also evaluating whether we will exclude Tribute from our evaluation of the effectiveness of internal control over financial reporting for the year ending December 31, 2016. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

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

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARALEZ PHARMACEUTICALS INC.

August 9, 2016

By:	/s/ Scott J. Charles
Scott J. Charles
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)