Form 10-Q
period 2017-03-31
Aralez Pharmaceuticals Inc.
filed 2017-05-09
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻                  Accelerated filer ☒ Non-accelerated filer   ◻

Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of the close of business on May 4, 2017 65,845,754 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$73,729	$64,943
Accounts receivable, net	9,048	20,405
Inventory	4,132	4,548
Prepaid expenses and other current assets	4,774	2,435
Total current assets	91,683	92,331
Property and equipment, net	8,172	7,316
Goodwill	77,384	76,694
Other intangible assets, net	332,306	340,194
Other long-term assets	1,017	842
Total assets	$510,562	$517,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,942	$8,833
Accrued expenses	26,275	32,141
Short-term contingent consideration	10,266	10,430
Other current liabilities	6,288	5,870
Total current liabilities	68,771	57,274
Long-term debt, net	274,467	274,441
Deferred tax liability	3,305	3,273
Long-term contingent consideration	65,167	60,685
Other long-term liabilities	2,630	2,218
Total liabilities	414,340	397,891
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 65,845,754 and 65,640,607 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	355,268	352,336
Accumulated other comprehensive income	6,097	4,816
Accumulated deficit	(265,143)	(237,666)
Total shareholders’ equity	96,222	119,486
Total liabilities and shareholders’ equity	$510,562	$517,377

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenues, net	$6,686	$3,565
Other revenues	19,283	4,492
Total revenues, net	25,969	8,057
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,756	2,538
Selling, general and administrative	30,846	37,459
Research and development	94	4,412
Amortization of intangible assets	8,513	1,272
Change in fair value of contingent consideration	4,443	—
Total costs and expenses	46,652	45,681
Loss from operations	(20,683)	(37,624)
Interest expense	(6,653)	(307)
Other income, net	411	4,797
Loss before income taxes	(26,925)	(33,134)
Income tax expense	552	654
Net loss	$(27,477)	$(33,788)

Basic net loss per common share	$(0.42)	$(0.65)
Diluted net loss per common share	$(0.42)	$(0.73)
Shares used in computing basic net loss per common share	65,690	52,156
Shares used in computing diluted net loss per common share	65,690	52,491

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(27,477)	$(33,788)
Other comprehensive income:
Foreign currency translation adjustments	1,281	9,700
Other comprehensive income	1,281	9,700
Total comprehensive loss	$(26,196)	$(24,088)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(27,477)	$(33,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,875	1,311
Amortization of debt issuance costs	26	15
Change in fair value of contingent consideration	4,443	—
Unrealized foreign currency transaction (gain) loss	7	(154)
Gain of sale of property and equipment	(266)	—
Change in fair value of warrants liability	(24)	(4,581)
Share-based compensation expense	2,824	3,910
Benefit from deferred income taxes	—	(305)
Changes in operating assets and liabilities:
Accounts receivable	11,421	(879)
Inventory	452	(533)
Prepaid expenses and other current assets	(1,302)	(1,424)
Accounts payable	17,109	460
Accrued expenses	(6,380)	(8,189)
Other liabilities	545	2,844
Other, net	235	—
Net cash provided by (used in) operating activities	10,488	(41,313)

Investing activities
Acquisitions of businesses, net of cash acquired	—	(17,887)
Purchases of property and equipment	(1,461)	(399)
Other	(215)	—
Net cash used in investing activities	(1,676)	(18,286)

Financing activities
Proceeds from issuance of convertible debt	—	75,000
Proceeds from issuance of common stock	—	75,000
Payment of debt and equity issuance costs	—	(673)
Payment of contingent consideration	(125)	—
Proceeds (payments) related to settlement of stock awards	108	(700)
Net cash (used in) provided by financing activities	(17)	148,627
Net increase in cash and cash equivalents	8,795	89,028
Effect of change in foreign exchange rates on cash and cash equivalents	(9)	182
Cash and cash equivalents at beginning of period	64,943	24,816
Cash and cash equivalents at end of period	$73,729	$114,026

Supplemental disclosure of cash flow information:
Taxes paid	$5	$—
Interest paid	$4,719	$—

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollars and shares in thousands, except per share data)

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

On September 15, 2016, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved Yosprala®  (aspirin and omeprazole) for the secondary prevention of cardiovascular and cerebrovascular events in patients at risk for aspirin-associated gastric ulcers.

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL® (metoprolol succinate) and its currently marketed authorized generic (the “AG”) pursuant to an asset purchase agreement (the “Toprol-XL Asset Purchase Agreement”) entered into between AstraZeneca AB (“AstraZeneca”), Aralez Ireland and Aralez Pharmaceuticals Inc.

Basis of Presentation and Consolidation

For financial reporting and accounting purposes, Pozen was the acquirer of Tribute pursuant to the Merger in a business combination that was completed on February 5, 2016. Aralez’s condensed consolidated financial statements for the three months ended March 31, 2016 include the results of Tribute only from the closing date of the Merger, but do not include the results of Zontivity or Toprol-XL and the AG as these acquisitions were completed on September 6, 2016 and October 31, 2016, respectively. Aralez’s results of operations for the three months ended March 31, 2017 include the results of Tribute, Zontivity and Toprol-XL and the AG (See Note 2).

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Aralez in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to, and in accordance with, the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 13, 2017 (the “2016 Form 10‑K”).

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, including money market funds. The Company’s investment policy places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheet.

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

Other Intangible Assets, net

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. The Company will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and many factors cannot be predicted. Factors that are considered in deciding when to perform an impairment review include significant changes in forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Such impairment charges may be material to the Company’s results. The valuation techniques utilized in performing the initial valuation of other intangible assets or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in significantly different fair value estimates.

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

Revenue Recognition

Principal sources of revenue are (i) net revenues from sales of Zontivity, Toprol-XL and the AG, and Yosprala (ii) product sales from the product portfolio acquired with the Company’s acquisition of Tribute, and (iii) royalty revenues from sales of VIMOVO by the Company’s commercialization partners. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

Product Sales

Revenues from the sale of products acquired by the Company in the Tribute acquisition are distributed through Canadian wholesalers to Canadian retail pharmacies and are recorded net of discounts, wholesaler fees, chargebacks, rebates, returns and allowances, and are recognized when legal title to the goods and risk of ownership has been passed to the customer which in this case is the Canadian wholesaler. Discounts, wholesaler fees, chargebacks, rebates, returns and allowances are not significant for these product sales and are not expected to be significant in the future given the Canadian marketplace.

Revenues from the sale of Yosprala® in the United States are recorded on a sell through method since the Company does not have sufficient historical data to estimate returns. As such, the Company defers revenue and costs of inventory for all Yosprala products shipped to wholesalers in the United States until the product is sold through to the end customer. Revenue recorded from product sales of Yosprala in the United States was not significant during the first quarter of 2017. Product sales from Fibricor® are recorded on a sell in method and were not significant during the first quarter of 2017.

All of the Company’s products have a returns policy that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company’s estimate of the provision for returns for those products that use a sell in method is analyzed quarterly and is based upon many factors, including historical data of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company believes that the reserves it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to the Company’s reserves, the Company may need to adjust its estimates, which could have a material effect on the Company’s results of operations in the period of adjustment. To date, such adjustments have not been material.

Other Revenues

Other revenues principally include revenues from licensing arrangements with other biopharmaceutical companies (principally royalty revenues from VIMOVO), including milestones payments and royalties. Revenue from royalties is recognized when the Company has fulfilled the terms in accordance with contractual agreements and has no future obligation, and the amount of the royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to the Company by its commercialization partners.

Other revenues also include net revenues from sales of Zontivity, from its acquisition date, recognized net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. Similarly, the Company also includes net revenues from sales of Toprol-XL and the AG from its acquisition date, recognized net of related cost of product revenues and fees paid to AstraZeneca under a transition services agreement in effect through December 31, 2017 (as extended from July 31, 2017 pursuant to an amendment to the transition services agreement). The Company records these revenues net of related cost since it is not the principal in the arrangements and expects to record this revenue similar to a royalty arrangement until the Company is deemed to be the principal in the sales and marketing of these products, at which point it will record net sales and costs of revenue separately. Effective March 31, 2017, the Company will record revenues of Zontivity on a sell in method, which will be classified as product sales.

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

In order to determine the fair value of option awards on the grant date, the Company uses the Black-Scholes option pricing model. Inherent in this model are assumptions related to expected share price volatility, estimated option life, risk-free interest rate and dividend yield. The expected share price volatility assumption is based on the historical volatility of the Company’s common shares, which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is based on factual data derived from public sources. The Company uses a dividend yield of zero as it has no intention to pay cash dividends in the foreseeable future. For performance-based awards with market conditions, the Company uses a Monte Carlo simulation model to determine the fair value of awards on the date of grant.

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

In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718), (“ASU 2016-09”). As a result of the adoption of ASU 2016-09, the Company recognizes, on a prospective basis, the impact of forfeitures when they occur, with no adjustment for estimated forfeitures, and recognizes excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, the Company now recognizes the cash flow impact of such excess tax benefits in operating activities in its condensed consolidated statements of cash flows. The classification of excess tax benefits on the statement of cash flows for the prior period have not been adjusted. There was no net impact on the Company’s opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess  tax benefits was offset by a related change in the valuation allowance.

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

The carrying amount of cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. The warrants liability is carried at fair value and is included within other current liabilities on the consolidated balance sheet at March 31, 2017. The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability, which uses a Black-Scholes valuation model, include the volatility of the Company’s common shares and the expected term. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at March 31, 2017. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of either the warrants liability or the contingent consideration liability could result in materially different fair value estimates.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The assets and liabilities of the Company’s subsidiaries that have a functional currency other than the U.S. dollar, primarily the Canadian dollar, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date with the results of operations of subsidiaries translated at average exchange rates for the period. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income within shareholders’ equity.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other income, net within the condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income is presented, in a separate statement of comprehensive income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016. Other comprehensive income for the three months ended March 31, 2017 related to foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration Aralez expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. In March, April and May 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The ASU will be effective for Aralez in the first quarter of 2018, with either full retrospective or modified retrospective application required. Although the Company is still evaluating the full impact of this ASU, the Company expects to use a modified retrospective approach with the most significant impact of the new guidance relating to the recognition of variable consideration. The new guidance requires the Company to estimate variable consideration and include in revenue amounts for which is it probable that a significant revenue reversal will not occur. This may result in revenue being recognized earlier than under the current guidance, particularly for products where the Company uses the sell through revenue recognition model.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15,   Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change to the Company’s financial statements. Additionally, the Company is required to perform quarterly evaluations to identify current conditions which may raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As noted in its liquidity disclosure, the Company’s principal sources of liquidity are cash generated from the royalty payments received from its commercialization partners for net sales of VIMOVO; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. The Company’s principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG,  Fibricor and the Company’s Canadian product portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments. As of March 31, 2017, the Company had approximately $73.7 million of cash and cash equivalents which, together with cash expected to be generated from its business, it currently believes is sufficient to fund its operations for at least the next twelve months, including its principal liquidity requirements set forth above.

Since the merger with Tribute in February 2016, the Company has incurred significant net losses. The Company has incurred net losses of $27.5 million for the three months ended March 31, 2017, and $103.0 million for the year ended December 31, 2016. The Company’s ability to become profitable and/or to generate positive cash from operations depends upon, among other things, its ability to generate revenues from sales of its products and prudently manage its expenses. New sources of product revenue have only recently been approved, in the case of Yosprala in the United States and Blexten in Canada, or acquired by the Company, in the case of Zontivity in the United States and Canada and Toprol-XL and the AG in the United States. If the Company does not generate sufficient product revenues, or prudently manage its expenses, its business, financial condition, cash flows and results of operations could be materially and adversely affected.

The Company has begun implementing a program of cost savings initiatives, which include a 32% reduction in its U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala  and other cost reductions across the business.  In addition, the Company is actively exploring other initiatives, such as business development opportunities and refinancing options, to improve its future liquidity. There can be no assurances that these other initatives will be available on reasonable terms, or at all. If the Company is not successful in any or all of in these initiatives, or if the Company’s future operations fail to meet its current expectations, the Company’s projected future liquidity may be limited, which may impact its assessment under this accounting standard in the future and could materially and adversely affect its business, financial condition, cash flows and results of operations.

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

2.BUSINESS AGREEMENTS

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

On October 31, 2016, in connection with the Toprol-XL acquisition, Aralez Ireland entered into a Supply Agreement (the “Toprol-XL Supply Agreement”) with AstraZeneca. Pursuant to the terms of the Toprol-XL Supply Agreement and except as otherwise expressly set forth therein, AstraZeneca will be the exclusive manufacturer and supplier to Aralez Ireland of Toprol-XL and the AG, each in finished bottled form for exploitation and commercialization in the United States. The initial term of the Toprol-XL Supply Agreement is 10 years (the “Toprol-XL Supply Initial Term”). The Toprol-XL Supply Agreement will continue indefinitely following the expiration of the Toprol-XL Supply Initial Term unless terminated in accordance with its terms. Except in the case of certain uncured material breaches of the Toprol-XL Supply Agreement by Aralez Ireland or certain insolvency related events affecting Aralez Ireland, AstraZeneca may not terminate the Toprol-XL Supply Agreement unless it satisfies certain conditions related to, among other things, the transfer of technology. In addition to termination rights upon certain uncured material breaches of the Toprol-XL Supply Agreement by AstraZeneca or certain insolvency related events affecting AstraZeneca, Aralez Ireland may terminate the Toprol-XL Supply Agreement at any time following the Toprol-XL Supply Initial Term upon providing 12 months prior written notice to AstraZeneca. AstraZeneca also provides certain transition services to Aralez Ireland through December 31, 2017 (as extended from July 31, 2017) to facilitate the transition of the supply, sale and distribution of Topol-XL and the AG, in exchange for compensation specified in the transition services agreement.

Agreement with the United States Government Regarding Toprol-XL

On February 23, 2017, Aralez Pharmaceuticals US Inc. (“Aralez US”), a Delaware company and a wholly-owned, indirect subsidiary of Aralez Pharmaceuticals Inc., entered into a Novation Agreement (the “Novation Agreement”) with AstraZeneca Pharmaceuticals LP (“AstraZeneca LP”) and the United States of America (the “Government”) pursuant to which all of the rights and responsibilities of AstraZeneca LP under that certain VA National Contract signed February 11, 2016 and effective April 29, 2016 between AstraZeneca LP and the Government  were novated to Aralez US (as novated, the “VA Contract”). The Novation Agreement was entered into pursuant to the Toprol-XL Asset Purchase Agreement.

Under the VA Contract, Aralez US provides all requirements of certain pharmaceutical products containing metroprolol succinate as the active pharmaceutical ingredient at fixed prices for the U.S. Department of Veterans Affairs and certain other United States federal government agencies. The VA Contract has a one-year term expiring April 28, 2017, renewable at the option of the Government for four successive additional one year terms. The VA Contract is terminable at the convenience of the Government at any time.  On April 6, 2017, Aralez US and the Government entered into a Modification of Contract with respect to the VA Contract, pursuant to which the Government exercised its first renewal option under the VA Contract, extending the term of the VA Contract by one year to April 28, 2018 with reduced pricing for the duration thereof.  See Note 13 – Subsequent Events.

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

Pursuant to the terms of the Zontivity Asset Purchase Agreement and certain ancillary agreements entered into in connection with the acquisition, Merck has agreed to supply Zontivity to Aralez Ireland for a period of up to three years following the closing of the acquisition (although, the packaging component must be transferred within one year). Merck also provided certain transition services to Aralez Ireland following the closing of the acquisition through March 31, 2017 to facilitate the transition of the supply, sale and distribution of Zontivity, including distributing Zontivity on behalf of Aralez Ireland in exchange for compensation specified in the transition services agreement. In addition, in connection with the foregoing transactions, Merck granted Aralez Ireland, among other things, (i) an exclusive and royalty-free license to certain trademarks solely to exploit Zontivity in the U.S. and Canada and their respective territories, and (ii) an exclusive and royalty-free license to certain know-how solely in connection with the manufacture of Zontivity for exploitation in the U.S. and Canada and their respective territories.

Agreement with AstraZeneca/Horizon regarding VIMOVO®

In August 2006, the Company entered into a collaboration and license agreement, effective September 7, 2006 (the “Original AZ Agreement”), with AstraZeneca regarding the development and commercialization of proprietary fixed dose combinations of the proton pump inhibitor (“PPI”) esomeprazole magnesium with the non-steroidal anti-inflammatory drug (“NSAID”) naproxen in a single tablet for the management of pain and inflammation associated with conditions such as osteoarthritis and rheumatoid arthritis in patients who are at risk for developing NSAID-associated gastric ulcers. Under the terms of the Original AZ Agreement, the Company granted to AstraZeneca an exclusive, fee-bearing license, in all countries of the world except Japan, under the Company’s patents and know-how relating to combinations of gastroprotective agents and NSAIDs (other than aspirin and its derivatives). The Company developed VIMOVO with AstraZeneca pursuant to this collaboration arrangement, with AstraZeneca responsible for commercialization of VIMOVO.

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

Pursuant to the ROW Agreement, AstraZeneca retained the rights to commercialize VIMOVO and certain other products covered thereby outside of the United States and Japan and paid us a royalty of 6% on net sales within the applicable territory through 2015 and started paying us a royalty of 10% of net sales commencing in the first quarter of 2016.

The royalty rates above may be reduced due to the loss of market share as a result of certain competition inside and outside of the United States, as applicable (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents).  Furthermore, the Company’s right to receive royalties from AstraZeneca or Horizon, as applicable, expires on a country-by country basis upon the later of (a) expiration of the last-

to expire of certain patent rights related to the applicable product(s) in that country, and (b) ten years after the first commercial sale of such product(s) in such country. As the result of an unfavorable outcome in certain patent litigation in Canada, Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada.  See Note 11 – Commitments and Contingencies, for more information.

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

Agreement to Acquire MFI

In June 2015, Tribute acquired Medical Futures Inc. (“MFI”) pursuant to a Share Purchase Agreement between Tribute and the former shareholders of MFI (“MFI Purchase Agreement”). The MFI acquisition diversified Tribute’s product portfolio with the addition of both marketed products, including Proferrin, and product candidates. The amounts payable pursuant to the MFI Purchase Agreement included (a) $8.5 million (CAD) in cash on closing (including a $0.2 million (CAD) deposit previously paid) to the former MFI shareholders, (b) $5.0 million (CAD) through the issuance of 3,723,008 Tribute Shares to the former MFI shareholders, (c) $5.0 million (CAD) in the form of a one-year unsecured convertible promissory note from Tribute to the former owner of MFI (the “MFI Note”), (d) retention payments of $0.5 million (CAD) to MFI employees, (e) consent payments of $3.35 million (CAD) and $2.35 million (CAD) to the former MFI shareholders payable on receipt of certain third party consents, and (f) two payments of $1.25 million (CAD) to the former MFI shareholders payable on regulatory approval of two product candidates, respectively, or change of control of Tribute. The MFI Note was repaid in June 2016. The $3.35 million (CAD) consent payment was made in 2015 and the $2.35 million (CAD) consent payment has not been made. The two $1.25 million (CAD) payments became payable upon the closing of the Merger. One such payment was made in full to the former shareholders of MFI and the second was paid in part with the remainder offset in settlement of certain indemnity claims by the Company against the former shareholders of MFI, in each case in 2016.

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

Agreement with Endo Regarding Toprol-XL AG

The Company is party to a Distribution Agreement with Endo Ventures Limited (“Endo”) pursuant to which Endo distributes the Toprol-XL AG (the “Toprol-XL AG Agreement”).  The agreement was originally entered into by AstraZeneca with PAR Pharmaceutical, Inc. (“PAR”) in August 2006 and was assigned by PAR to Endo in February 2016 in connection with Endo International plc’s acquisition of PAR. AstraZeneca assigned such agreement to Aralez in connection with the Company’s acquisition of Toprol-XL and the AG in October 2016.  Pursuant to the Toprol-XL AG Agreement, Endo has the exclusive rights in the United States to promote the AG, while Aralez retains the right to promote the branded Toprol-XL and to promote the AG to certain mail service pharmacy providers.  Pursuant to the terms of the Toprol-XL AG Agreement, the Company supplies the AG product to Endo for a base purchase price, which ranges depending on dosage strength.  In addition to the base purchase price, Endo pays to the Company, on a monthly basis, a deferred purchase price equal to a certain percentage of the specified profit of this business for the applicable period. The agreement expires at the end of 2017 and may be terminated by either party under certain circumstances, including performance measures.

3.BUSINESS COMBINATIONS AND ACQUISITIONS

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Aralez’s financial results as if the acquisitions of Tribute, which was completed on February 5, 2016, Zontivity, which was completed on September 6, 2016, and Toprol-XL and the AG, which was completed on October 31, 2016, had each occurred on January 1, 2016:

	Three Months Ended March 31,
	2017	2016
	Actual	Pro forma

Total revenues, net	$25,969	$32,843
Net loss	$(27,477)	$(16,584)
Diluted net loss per share	$(0.42)	$(0.32)

The above unaudited pro forma information was determined based on the historical GAAP results of Aralez, Tribute, Zontivity and Toprol-XL and the AG. The unaudited pro forma consolidated results are provided for informational purposes only and are not necessarily indicative of what Aralez’s consolidated results of operations actually would have been had the acquisition been completed on the dates indicated or what the consolidated results of operations will be in the future. The pro forma consolidated net loss includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combinations, net of the pro forma tax impact utilizing applicable statutory tax rates, as follows:

(i)	elimination of $12.0 million of expense for excise tax equalization payments for the three months ended March 31, 2016;

(ii)	elimination of $3.5 million of severance charges for the three months ended March 31, 2016;

(iii)	elimination of $0.7 million of the inventory fair value step-up for the three months ended March 31, 2016;

(iv)	elimination of $0.5 million of stock based compensation expense for the three months ended March 31, 2016;

(v)	elimination of $12.4 million of transaction costs incurred by the combined Company for the three months ended March 31, 2016;

(vi)

elimination of $0.3 million for the three months ended March 31, 2016, and the addition of amortization of finite-lived intangible assets acquired of $7.3 million for the months ended March 31, 2016; and

(vii)

elimination of $0.3 million of interest expense related to the Tribute acquisition for the three months ended March 31, 2016, and the addition of $6.2 million in interest expense related to the financing of the Zontivity and Toprol-XL acquisitions for the three months ended March 31, 2016.

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

March 31, 2017
Financial Instruments Carried at Fair Value
Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$73,729	$—	$—	$73,729

Liabilities:
Contingent consideration	$—	$—	$75,433	$75,433
Warrants liability	$—	$—	$—	$—

	December 31, 2016
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$64,943	$—	$—	$64,943

Liabilities:
Contingent consideration	$—	$—	$71,115	$71,115
Warrants liability	$—	$—	$24	$24

Warrants Liability

In connection with the acquisition of Tribute, the Company assumed a liability for warrants that are treated as derivatives under accounting guidance for derivatives and hedging as they were issued with exercise prices denominated in a currency different than the Company’s reporting currency. Approximately 46 thousand of the total 0.9 million common shares underlying the warrants outstanding as of March 31, 2017 are classified as liabilities. The warrants liability is valued using a Black-Scholes valuation model, which incorporates Level 3 assumptions including the volatility of the underlying share price and the expected term. A decrease in the fair value of the warrants liability of $24 thousand and $4.6 million for the three months ended March 31, 2017 and 2016, respectively, is included within other income, net in the condensed consolidated statements of operations. See Note 9, “Earnings Per Share,” for additional information.

Contingent Consideration

In connection with the acquisitions of Zontivity and Toprol-XL and the AG, the Company recorded short-term and long-term contingent consideration liabilities for future cash payments based on the occurrence of certain milestone events and royalty payments. The contingent consideration liability for both Zontivity and Toprol-XL and the AG is valued using a model, which incorporates Level 3 assumptions, including the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. During the three months ended March 31, 2017, the Zontivity contingent consideration liability increased by $0.6 million, while the fair value of the Toprol-XL contingent consideration liability increased by $3.7 million for the same period.  There was no corresponding contingent consideration liability recorded during the three months ended March 31, 2016.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at March 31, 2017:

				Range of
		Valuation technique	Unobservable Inputs	Inputs Utilized
Contingent consideration	$75,433	Monte Carlo	Volatility	33% - 68%
			Discount rate	13%

Warrants liability	$—	Black-Scholes	Volatility	120%
			Expected term in years	0.1

The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability include the volatility of the Company’s share price and the expected term. Significant increases or decreases in the volatility and expected term utilized would result in a significantly higher or lower fair value measurement, respectively. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to calculate the present value of the probability-weighted cash flows.

The table below provides a roll-forward of the warrants liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$24
Change in fair value during the period	(24)
Impact of foreign exchange	—
Balance at March 31, 2017	$—

The table below provides a roll-forward of the contingent consideration liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$71,115
Cash payments	(125)
Change in fair value during the period	4,443
Balance at March 31, 2017	$75,433

5.INVENTORY

Inventory consisted of the following at:

	March 31, 2017	December 31, 2016

Raw materials	$1,110	$1,129
Work-in-process	211	189
Finished goods	2,811	3,230
Total Inventory	$4,132	$4,548

Inventories are net of reserves for excess and obsolete inventory of approximately $0.6 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of the Company’s goodwill balances:

Goodwill balance at December 31, 2016	$76,694
Impact of foreign exchange	690
Goodwill balance at March 31, 2017	$77,384

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

	March 31, 2017
				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
				(in years)
Toprol-XL	$224,600	$(9,358)	$215,242	10
ZONTIVITY	40,800	(2,231)	38,569	11
Tribute Merger and other	87,961	(9,466)	78,495	11
Acquired technology rights	$353,361	$(21,055)	$332,306

The gross carrying amount of acquired technology rights increased by $0.7 million due to the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $8.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated aggregate amortization of intangible assets as of March 31, 2017, for each of the five succeeding years and thereafter is as follows:

Estimated
Amortization
For the Years Ending December 31,	Expense

Remainder of 2017	$25,609
2018	34,145
2019	34,145
2020	34,145
2021	34,145
Thereafter	170,117
Total amortization expense	$332,306

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2017	December 31, 2016

Accrued professional fees	$6,397	$6,258
Accrued marketing fees	2,350	4,852
Accrued revenue reserves	3,393	3,783
Accrued royalties	4,339	2,996
Accrued employee-related expenses	2,471	9,153
Accrued interest	6,627	4,715
Other accrued liabilities	698	384
Total accrued expenses	$26,275	$32,141

Exit and Disposal Activities

In connection with the Merger, the Company incurred certain exit costs, primarily severance benefits to former Pozen and Tribute employees. The following table summarizes the exit activity within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets:

Accrued severance balance at December 31, 2016	$2,300
Cash payments	(1,246)
Impact of foreign exchange	8
Accrued severance balance at March 31, 2017	$1,062

The Company expects to pay the remaining accrued severance balance of $1.1 million during the remainder of 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of 2.5% senior secured convertible notes due February 2022 (“2022 Notes”) resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Tribute (“ the Credit Parties”) and certain lenders party thereto. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three months ended March 31, 2017 and March 31, 2016 was $0.5 million and $0.3 million, respectively, which includes the amortization of debt issuance costs. The Company estimated the fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes to be approximately $52.9 million as of March 31, 2017, using a bond plus call option model that utilizes Level 3 fair value inputs. The carrying amount of the 2022 Notes was $74.6 million as of March 31, 2017, which is the principal amount outstanding, net of $0.4 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

Credit Facility

Under the terms of the Facility Agreement, Aralez also had the ability to borrow from the lenders up to $200.0 million under a credit facility until April 30, 2017. On October 31, 2016, Aralez drew down $25.0 million under the credit facility to replenish the Company’s cash balance for the initial upfront payment of the $25.0 million in cash previously paid at the closing of the Zontivity acquisition in September 2016 and drew down an additional $175.0 million to finance the upfront cash payment for the acquisition of Toprol-XL and the AG.  Amounts drawn under the credit facility must be repaid on the sixth anniversary from each draw, bear an interest rate of 12.5% per annum and are prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens and dividends.

Interest is payable to the noteholders under the credit facility quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three months ended March 31, 2017 was $6.2 million, which includes the amortization of debt issuance costs. The Company estimated the fair value of the $200.0 million aggregate principal amount of the outstanding borrowings under the credit facility under the Facility Agreement to be approximately $210.0 million as of March 31, 2017, using a bond model that utilizes Level 3 fair value inputs. The carrying amount of the borrowings under the credit facility was $199.9 million as of March 31, 2017, which is the principal amount outstanding, net of $0.1 million of unamortized debt issuance costs to be amortized over the remaining term of the credit facility.

In addition, pursuant to a consent to the Facility Agreement entered into in connection with the acquisition of Toprol-XL and the AG, the lenders under the Facility Agreement agreed that they and/or affiliated funds will have available sufficient capital to make additional loans to Aralez in an aggregate amount of up to $250.0 million for the payment of the purchase price of any acquisitions permitted by the terms of the Facility Agreement (as modified by such consent) with respect to target businesses mutually approved by, and as otherwise mutually agreed upon, by Aralez and the lenders, subject to the satisfaction of certain conditions set forth in the Facility Agreement. At the time of such consent, the Facility Agreement was amended to include additional financial performance thresholds, including a minimum adjusted EBITDA threshold and a minimum specified revenue threshold relating to net sales of Toprol-XL and the AG received by the Company.

9. EARNINGS PER SHARE

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the 2022 Notes, the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the three months ended March 31, 2017 given potential common shares underlying the warrants liability are dilutive when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended March 31,
	2017	2016

Net loss, basic	$(27,477)	$(33,788)
Effect of dilutive securities:
Change in fair value of warrants liability	(24)	(4,581)
Net loss, diluted	$(27,501)	$(38,369)

Shares used in calculating basic net loss per common share	65,690	52,156
Effect of dilutive securities:
Effect of dilutive stock options, RSUs	—	—
Warrants to purchase common shares - liability-classified	—	335
Shares used in calculating diluted net loss per common share	65,690	52,491

Net loss per common share, basic	$(0.42)	$(0.65)
Net loss per common share, diluted	$(0.42)	$(0.73)

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended March 31,
	2017	2016

Options to purchase common shares, RSUs and PSUs	8,441	8,652
Warrants to purchase common shares - equity-classified	930	992
2022 Notes convertible into common shares	9,057	9,057

The Company assumed outstanding warrants in connection with the acquisition of Tribute. The warrants are classified either as a liability, if the exercise price is denominated in Canadian dollars, or as equity if the exercise price is denominated in U.S. dollars. The following is a summary of warrants outstanding and exercisable as of March 31, 2017, and grouped in accordance with their respective expiration dates, with Canadian dollar exercise prices translated to U.S. dollars at the foreign exchange rate in effect at March 31, 2017:

	No. of Warrants	Weighted-Average
Quarterly period of expiration	Outstanding	Exercise Price
Q2 2017	46	$4.74
Q1 2018	599	4.12
Q3 2018	16	3.78
Q4 2019	108	4.81
Q3 2020	110	4.09
Q1 2021	51	2.91
	930	$4.16

10.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, the Company’s Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan (the “2016 Plan”), which became effective on February 5, 2016, upon consummation of the Merger. The 2016 Plan is the only existing plan in which the Company is authorized to grant equity-based awards. The 2016 Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants. Under the 2016 Plan, the Company initially reserved 2,300,000 common shares for grant plus (i) the number of shares available for issuance under both the Pozen Inc. 2010 Equity Compensation Plan and the Amended and Restated Option Plan of Tribute

Pharmaceuticals Canada Inc. that were not subject to outstanding awards upon the effective date and (ii) the number of shares required to cover each stock option granted in substitution of stock options held by employees of Tribute, as required to consummate the Merger. At March 31, 2017, there were approximately 1,000 common shares remaining available for grant under the 2016 Plan. On May 3, 2017, the Company’s shareholders approved the Amended and Restated 2016 Long-Term Incentive Plan (the “Plan”), which  increases the number of common shares covered by and reserved for issuance under this Plan by 4,300,000 common shares.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016

Selling, general and administrative	$2,820	$3,583
Research and development	4	327
Total non-cash share-based compensation expense	$2,824	$3,910

Included in the table above is approximately $0.5 million of share-based compensation expense related to the accelerated vesting of certain Tribute equity awards upon consummation of the Merger, which was recorded as selling, general and administrative expense for the three months ended March 31, 2016. There was no such charge for the three months ended March 31, 2017.

Options to Purchase Common Shares

A summary of option activity for the three months ended March 31, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
	Underlying	Exercise	Remaining	Intrinsic
Stock Option Awards	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2016	3,065	$5.85	4.8 years
Granted	390	$2.37
Exercised	(41)	$2.63
Forfeited or expired	(343)	$12.03
Outstanding at March 31, 2017	3,071	$4.76	5.7 years	$6

Exercisable at March 31, 2017	1,818	$5.48	1.9 years	$6

The weighted average grant date fair value for option awards granted during the three months ended March 31, 2017 was $1.52 per option.

As of March 31, 2017, there was approximately $4.7 million of unrecognized compensation costs related to option awards, which are expected to be recognized over a remaining weighted average period of 2.1 years.

RSUs and PSUs

A summary of RSU, including performance restricted stock units (“PSUs”), activity for the three months ended March 31, 2017, is as follows:

		Weighted-
	Underlying	Average
	Underlying	Grant Date
Restricted Stock Units, including PSUs	Shares	Fair Value
Nonvested restricted stock units at December 31, 2016	4,324	$6.62
Granted	1,230	$2.34
Vested	(164)	$3.83
Forfeited or expired	(20)	$4.07
Nonvested restricted stock units at March 31, 2017	5,370	$5.74

During the three months ended March 31, 2017, approximately 1,072,000 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $2.5 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined market-based performance goals.

As of March 31, 2017, there was approximately $23.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a remaining weighted average period of 2.2 years.

11.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under cancellable and non-cancelable operating lease agreements.

Supply Agreements

The Company has various supply, license, distribution and manufacturing agreements with third parties that include purchase minimums or minimum royalties.

See the “Contractual Obligations” section on page 44 of this Quarterly Report on Form 10-Q for a summary of the Company’s operating lease obligations and commitments under supply agreements.

Legal Proceedings

The Company is currently party to legal proceedings arising in the normal course of business, principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company has not recorded any loss contingencies for any of these matters as of March 31, 2017. While it is not possible to determine the outcome of these matters, in the event of an adverse outcome or outcomes, the Company’s business could be materially harmed. The Company intends to vigorously defend its intellectual property rights.

VIMOVO® ANDA Litigation

Between March 14, 2011 and May 16, 2013, Pozen, now a subsidiary of the Company, received Paragraph IV Notice Letters from Dr. Reddy’s Laboratories (“DRL”), Lupin Ltd. (“Lupin”), Watson Laboratories, Inc. – Florida (“Watson,” now “Actavis”), and Mylan Pharmaceuticals Inc. (“Mylan”), stating that each had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking regulatory approval to market a generic version of our VIMOVO product before the expiration of U.S. Patent No. 6,926,907 (the “‘907 patent”). On November 20, 2012, Pozen received a second Notice Letter from DRL stating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a different generic formulation of the VIMOVO product before the expiration of the ‘907 patent. The ‘907 patent is assigned to Pozen and listed for the VIMOVO product in the FDA’s publication titled “Approved Drug Products with Therapeutic Equivalence Evaluations” (also known as the “Orange Book”).

On April 21, 2011, Pozen filed suit against the first ANDA filer, DRL, in the United States District Court for the District of New Jersey (the “District Court”), asserting infringement of the ‘907 patent. Pozen subsequently filed suit against the other three ANDA filers within 45 days of receipt of their respective Paragraph IV Notice Letters. Horizon, the Company’s current marketing partner for the VIMOVO product in the U.S., is Pozen’s co-plaintiff in each suit. The first suit against DRL is considered the lead case and has been consolidated with other suits for the purpose of pre-trial and discovery. On December 19, 2012, the District Court conducted a pre-trial Markman hearing to determine the proper claim construction of certain claims disputed by the parties. On May 1, 2013, the District Court issued a Markman Order construing the disputed claims. A scheduling order for the consolidated suits was issued by the District Court on June 27, 2014.

On October 15, 2013, the United States Patent & Trademark Office (“USPTO”) issued to Pozen U.S. Patent No. 8,557,285 (the “‘285 patent”). The ‘285 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘907 patent. On October 23, 2013, Pozen filed suits against DRL, Lupin, Watson and Mylan in the District Court asserting infringement of the ‘285 patent. These suits have each been consolidated with the above referenced suits involving the ‘907 patent. On May 12, 2016, the court granted DRL’s motion for summary judgment of non-infringement of the ‘907 patent with respect DRL’s second ANDA. The ruling does not apply to DRL’s first-filed ANDA, nor does it apply to the other patents asserted against DRL’s second ANDA. In January 2017, Judge Cooper conducted a six day bench trial in the lead case involving Defendants DRL and Mylan relating solely to the validity and infringement of the ‘907 and ‘285 patents. The parties provided post-trial submissions to the District Court on April 24, 2017 and the closing arguments are scheduled for May 17, 2017.

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

On January 25, 2016, Pozen and Horizon filed suit against Actavis in the District Court asserting infringement of the ‘920 and ‘888 patents. On March 16, 2016, the District Court consolidated this suit with the suit filed against Actavis on May 13, 2015. On February 10, 2016, Pozen filed Amended Complaints against DRL, Lupin and Mylan to assert infringement of the ‘920 and ‘888 patents. On August 11, 2016, Pozen and Horizon filed suit against DRL, Lupin, Actavis and Mylan in the District Court asserting infringement of the ’621, ’698, and ’695 patents. These suits are in the initial phase and a full schedule has not yet been set by the District Court.

On July 19, 2016, the USPTO issued to Pozen U.S. Patent No. 9,393,208 (the “‘208 patent”). The ‘208 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘698 patent.

On December 6, 2016, Pozen and Horizon filed Amended Complaints in the suits against Mylan, Lupin, and Actavis to assert infringement of the ‘208 patent. On December 6, 2016, Pozen and Horizon filed suit against DRL in the District Court asserting infringement of the ‘208 patent. On March 8, 2017, the District Court consolidated this suit with the suit filed against DRL on August 11, 2016.

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

The suits against DRL, Mylan, and Lupin involving the ‘636, ‘996, ‘190, ‘621, ‘920, ‘888, ‘698, ‘695, and ‘208 patents have been consolidated for the purpose of pre-trial and discovery.

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

Canada VIMOVO® Litigation

On January 20, 2015, the Company’s Canadian licensee, AstraZeneca Canada Inc. (“AstraZeneca Canada”) received a Notice of Allegation from Mylan Pharmaceuticals ULC (“Mylan Canada”) informing them that Mylan Canada has filed an Abbreviated New Drug Submission in Canada (“ANDS”) for approval of its naproxen/esomeprazole magnesium tablets and alleging non-infringement of some of the claims and invalidity of Pozen’s Canadian Patent No. 2,449,098 (the “‘098 patent”). A Notice of Allegation is served pursuant to the Patented Medicines (Notice of Compliance) Regulations in Canada and is similar to a Paragraph IV Notice Letter in the United States. In response, Pozen and AstraZeneca Canada commenced a proceeding in the Federal Court of Canada (the “Canada Court”) in

relation to the ‘098 patent on March 5, 2015 seeking to prohibit Health Canada from approving Mylan Canada’s generic naproxen/esomeprazole product until the expiry of the ‘098 patent. The Canadian proceeding is summary in nature and  intended to decide only whether approval for Mylan Canada’s naproxen/esomeprazole magnesium tablets should be prohibited until the expiry of the ‘098 patent because none of Mylan Canada’s allegations in respect of the ‘098 patent are justified. The matter was heard on November 21 to 23, 2016. On February 7, 2017, the Court dismissed Pozen and AstraZeneca Canada’s request to prohibit the Minister from approving Mylan’s naproxen/esomeprazole products, deciding that certain of Mylan Canada’s allegations in respect of the ‘098 patent are justified (the “Decision”). However, this summary proceeding did not decide the ‘098 patent validity or infringement. The ‘098 patent expires on May 31, 2022. Following the Decision, the Minister issued approval for Mylan’s 500/20mg strength naproxen/esomeprazole magnesium tablets on February 8, 2017.

On March 23, 2016, AstraZeneca Canada received another Notice of Allegation from Mylan Canada in respect of the ‘098 patent, informing them that Mylan Canada has filed a supplemental submission for one of the strengths of its naproxen/esomeprazole magnesium tablets. This Notice of Allegation states that Mylan Canada withdrew from its ANDS the 375/20 mg strength and re-filed a supplemental submission for this strength. In this circumstance, Mylan is required to file, and has provided another Notice of Allegation in respect of the ‘098 patent. The allegations in respect of the ‘098 patent are identical to those asserted in the first Notice of Allegation. In response, Pozen and AstraZeneca Canada commenced another proceeding in the Federal Court of Canada on May 5, 2016 seeking to prohibit Health Canada from approving Mylan Canada’s 375/20 mg strength naproxen/esomeprazole magnesium tablet until the expiry of the ‘098 patent. As the allegations made in respect of the ‘098 patent are identical, on the parties’ consent, the Court stayed the proceeding and the parties agreed that the outcome of the first proceeding discussed above, will determine the outcome for this new proceeding. Following the Decision, this proceeding was discontinued on February, 10, 2017. The Minister issued approval for Mylan’s 375/20 mg strength naproxen/esomeprazole magnesium tablets on February 10, 2017. Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada.

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

On April 13, 2017, the parties entered a joint stipulation to dismiss the complaint against Teva Pharmaceutical Industries Ltd. based on Teva Pharmaceutical Industries Ltd.’s agreement to be bound by any judgment, order, or decision in the lawsuit.  The lawsuit will continue against Teva.  The suit remains in the initial phase and a full schedule has not yet been set.

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

13.  SUBSEQUENT EVENTS

Modification of Contract with Government Regarding Toprol-XL

On April 6, 2017, Aralez US and the Government entered into a Modification of Contract pursuant to which the Government exercised its first renewal option under the VA Contract, extending the term of the VA Contract by one year to April 28, 2018 with reduced pricing for the duration thereof.

Sales Force Reduction and Other Cost Initiatives

On April 5, 2017, the Company announced that it has begun implementing a program of cost savings initiatives, which included a 32% reduction in its U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala.  As a result of this sales force reduction, the Company anticipates it will incur cash severance costs of approximately $0.6 million in the second quarter of 2017.

License Agreement

On May 8, 2017, Pozen entered into a license agreement with a multi-national pharmaceutical company pursuant to which Pozen granted a non-exclusive license to such company under a Japanese patent owned by Pozen.  The non-exclusive license is limited to Japan.  In consideration for this non-exclusive license, Pozen will receive an upfront payment of $4.0 million, plus contingent milestones payments and royalties under certain circumstances.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of applicable securities laws in Canada. Forward-looking statements include, but are not limited to, statements about execution of our commercialization strategy with our expanded product portfolio, including Yosprala® (aspirin and omeprazole), Fibricor® (fenofibric acid) and its authorized generic, Toprol-XL® (metoprolol succinate) and its currently marketed authorized generic and Zontivity®  (vorapaxar), which we plan to fully relaunch in the United States in June 2017, cash and cash equivalents together with cash expected to be generated from our business is currently believed to be sufficient to fund our operations for at least the next twelve months, cost savings initiatives, business development plans, our operating model and financial discipline, our objective to achieve sustained long-term growth, product launches, our strategies, plans, objectives, financial forecasts, goals, prospects, prospective products or product approvals, future performance or results of current and anticipated products, exposure to foreign currency exchange rate fluctuations, interest rate changes and other statements that are not historical facts, and such statements are typically identified by use of terms such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “continue” or the negative or similar words, variations of these words or other comparable words or phrases, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 13, 2017 and those described from time to time in our future reports filed with the SEC and securities regulatory authorities in Canada. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as‑converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the periods ended March 31, 2017 unless otherwise noted.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•	Overview—this section provides financial highlights, our business strategy, a summary of our marketed products, our product pipeline update, and a summary of our out-licensed products.

•	Results of Operations—this section provides a review of our results of operations for the three months ended March 31, 2017 and 2016.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

•

Critical Accounting Policies and Estimates—this section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•	Recent Accounting Pronouncements—this section provides a summary of accounting pronouncements that have been issued, but not yet adopted by the Company.

Overview

Aralez is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular, pain and other specialty areas. Our parent corporation, Aralez Pharmaceuticals Inc., was incorporated under the British Columbia Business Corporations Act (“BCBCA”) on December 2, 2015. Our global headquarters is located in Mississauga, Ontario, Canada, our U.S. headquarters is located in Princeton, New Jersey, United States, and our Irish headquarters is located in Dublin, Ireland. Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which transaction closed on February 5, 2016.

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

On September 6, 2016, Aralez Pharmaceuticals Trading DAC, a wholly-owned subsidiary of Aralez (“Aralez Ireland”), acquired the U.S. and Canadian rights to Zontivity  ® (vorapaxar) pursuant to an asset purchase agreement with Schering-Plough (Ireland) Company, an Irish private unlimited company and an affiliate of Merck & Co., Inc. (“Merck”). Zontivity represents an addition to our product portfolio in cardiovascular disease and is the first and only approved therapy shown to inhibit the protease-activated receptor-1 (PAR-1), the primary receptor for thrombin, which is considered to be the most potent activator of platelets.

On September 15, 2016, we announced that the U.S. Food and Drug Administration (“FDA”) approved Yosprala®  (aspirin and omeprazole) for the secondary prevention of cardiovascular and cerebrovascular events in patients at risk for aspirin-associated gastric ulcers.

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL® (metoprolol succinate) and the currently marketed authorized generic (the “AG”) pursuant to an asset purchase agreement (the “Toprol-XL Asset Purchase Agreement”) entered into between AstraZeneca AB (“AstraZeneca”), Aralez Ireland and Aralez Pharmaceuticals Inc. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives; the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. Toprol-XL and the AG further expands our cardiovascular portfolio.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended March 31,
	2017	2016

Revenues:
Product revenues, net	$6,686	$3,565
Other revenues	19,283	4,492
Total revenues, net	25,969	8,057
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,756	2,538
Selling, general and administrative	30,846	37,459
Research and development	94	4,412
Amortization of intangible assets	8,513	1,272
Change in fair value of contingent consideration	4,443	—
Total costs and expenses	46,652	45,681
Loss from operations	(20,683)	(37,624)
Interest expense	(6,653)	(307)
Other income, net	411	4,797
Loss before income taxes	(26,925)	(33,134)
Income tax expense	552	654
Net loss	$(27,477)	$(33,788)
Basic net loss per common share	$(0.42)	$(0.65)
Diluted net loss per common share	$(0.42)	$(0.73)

Business Strategy

Our management team has a strong track record of success in creating, leading and expanding specialty pharmaceutical companies with marketing and sales capabilities. Driven by this leadership and leveraging our competitive platform, our focus on acquiring high potential growth opportunities through aggressive business development and licensing and strategic transactions, and commercializing our product portfolio to provide enhanced value to a range of stakeholders, is driven by the following primary strategies:

•

Maximize value of expanded portfolio – We plan to continue our focus on execution of our commercialization strategy with respect to our broadened cardiovascular portfolio, including Zontivity, which we acquired in September 2016 and commenced the first phase of our commercial relaunch in the United States in April 2017 (with the full relaunch planned for June 2017), Yosprala, which was approved by the FDA in September 2016, Fibricor®  (fenofibric acid) and its authorized generic, and Toprol-XL and the AG, which we acquired in October 2016.

•

Business Development through selective acquisitions – While we completed several transactions in 2016 to expand our portfolio offering, we plan to continue to pursue value-driven business development opportunities as they arise with a focus on strategic M&A, targeting companies with commercially available, cash flow generating products and revenues that offer synergies and growth potential, particularly in the cardiovascular and pain anchor areas. We will also continue to assess the addition of other specialty therapeutic areas through M&A activity with a similar focus on opportunities that we anticipate are or will become synergistic, revenue and cash flow generating.

•

Leverage platform for growth – We intend to maintain a lean, nimble and performance-oriented operating model with strong financial discipline. Our objective is to achieve sustained long-term growth, both organically, through products such as Yosprala, and through business development initiatives that could include M&A and/or product acquisitions, such as the recently completed purchases of Zontivity and Toprol-XL and the AG, while at all times maintaining our focus on creating shareholder value.

Marketed Products – United States

Yosprala®

Yosprala is currently the only prescription fixed-dose combination of aspirin (acetylsalicylic acid), an anti-platelet agent, and omeprazole, a proton pump inhibitor (“PPI”), in the United States. It is indicated for patients who require aspirin for secondary prevention of cardiovascular and cerebrovascular events and who are at risk of developing aspirin associated gastric ulcers. Yosprala is designed to support both cardio- and gastro-protection for at-risk patients through the proprietary Intelli-COAT™ system, which is formulated to sequentially deliver immediate-release omeprazole (40 mg) followed by a delayed-release, enteric-coated aspirin core in either 81 mg or 325 mg dose strengths. Yosprala is currently protected by four U.S. patents, the latest expiring in late 2032 with potential patent term adjustment into early 2033. We received FDA approval for Yosprala on September 14, 2016 and began commercialization in the United States on October 3, 2016. The competition for PPI-aspirin (“PA”) products, such as Yosprala, may come from aspirin itself, other aspirin-combination products that may be introduced, as well as other anti-platelet products used for secondary prevention of cardiovascular and cerebrovascular events.

The Company is committed to perform two post-marketing requirements related to Yosprala. One is an in-vitro study to examine the breakdown products of omeprazole at different pH levels. Pending the results of that study, the FDA has requested a pharmacokinetics study measuring the levels of these degradants in serum compared to enteric-coated omeprazole.

Toprol-XL® and its Authorized Generic

Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. Toprol-XL is an extended-release tablet that belongs to a family of high blood pressure medications known as beta-blockers. Extended-release tablets need to be taken only once a day. After swallowing Toprol-XL, the coating of the tablet dissolves, releasing a multitude of controlled release pellets filled with metoprolol succinate. Each pellet acts as a separate drug delivery unit and is designed to deliver metoprolol continuously over the dosage interval of 24 hours. We acquired the U.S. rights to Toprol-XL and the AG from AstraZeneca on October 31, 2016 in exchange for an upfront payment of $175.0 million, a payment for certain inventory and certain future royalties and contingent milestone payments, as described in Note 2, “Business Agreements,” in the accompanying notes to condensed consolidated financial statements in more detail. Toprol-XL and the AG compete against several generic offerings for metoprolol succinate.

Fibricor® and its Authorized Generic

Fibricor is indicated as a complementary therapy along with diet for the treatment of severe hypertriglyceridemia and as a complementary therapy along with diet to reduce elevated LDL-C, Total-C, TG, and Apo B, and to increase HDL-C in patients with primary hypercholesterolemia or mixed dyslipidemia. Fibricor is currently protected by four U.S. patents extending to August 20, 2027. In May 2015, we acquired the U.S. rights to Fibricor (fenofibric acid) and its related authorized generic. We began promoting Fibricor in the United States during the second quarter of 2016 with a 25-person U.S. sales force, which was expanded in September 2016 in connection with the U.S. launch of Yosprala. Fibricor and its authorized generic compete against other cholesterol-lowering drugs known as fibrates. The large fibrate market is heavily genericized.

Zontivity®

Zontivity is the first and currently the only approved therapy shown to inhibit the protease-activated receptor-1 (PAR-1), the primary receptor for thrombin on the platelet, which is considered to be the most potent activator of platelets. In the United States, Zontivity is indicated for the reduction of thrombotic cardiovascular events in patients with a history of heart attack (myocardial infarction) or in patients with narrowing of leg arteries, called peripheral arterial disease (PAD), and should be used in combination with daily aspirin and/or clopidogrel according to their indications or standard of care. We acquired the U.S. and Canadian rights to Zontivity from Merck on September 6, 2016 in exchange for an upfront payment of $25 million and certain future royalties and milestone payments, as described in Note 2, “Business Agreements,” in the accompanying notes to condensed consolidated financial statements in more detail.

We have commenced the commercial preparations and the first phase of the relaunch of Zontivity by our U.S. sales force (with the full relaunch planned for June 2017) and are currently assessing our plans with respect to the commercialization of Zontivity in Canada. Zontivity competes with certain products referred to as oral anti-platelets, which market is dominated by the generic offerings for clopidogrel bisulfate. There are also two newer, competitive anti-platelet offerings in this class: Effient® and Brilinta®.

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

We consider the competitive market for Blexten to be first generation selective histamine H1 receptor antagonists (Aerius® – desloratadine, Claritin® - loratadine, Allegra® – fexofenadine, Reactine® – cetirizine); and second generation selective histamine H1 receptor antagonist (RupallTM – rupatadine; and Benadryl® – diphenhydramine and Atarax® – hydroxyzine).

Product Pipeline Updates

The Company plans to consider various avenues to commercialize Yosprala outside of the U.S., and, to this end, in January 2017, submitted a Marketing Authorization Application to the European Medicines Agency for its investigational candidate, PA10040 (aspirin and omeprazole, which is marketed in a tablet form under the brand name Yosprala in the United States), for the secondary prevention of cardiovascular disease in patients at risk for aspirin-induced gastric ulcers.

Out-Licensed Products

VIMOVO®

VIMOVO® (naproxen/esomeprazole magnesium) is the brand name for a proprietary fixed-dose combination of enteric-coated naproxen, a pain-relieving NSAID and immediate-release esomeprazole magnesium, a PPI, in a single delayed-release tablet. We developed VIMOVO in collaboration with AstraZeneca. On April 30, 2010, the FDA approved VIMOVO for the relief of the signs and symptoms of osteoarthritis, rheumatoid arthritis, and ankylosing spondylitis, and to decrease the risk of developing gastric ulcers in patients at risk of developing NSAID-associated gastric ulcers.

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

AstraZeneca will continue to have rights to commercialize VIMOVO outside of the United States and Japan and paid us a royalty of 6% on all sales within its territory through 2015, which increased to 10% commencing in the first quarter of 2016.  AstraZeneca’s royalty payment obligation with respect to VIMOVO expires on a country-by country basis upon the later of (a) expiration of the last-to-expire of certain patent rights related to VIMOVO in that country, and (b) ten years after the first commercial sale of VIMOVO in such country.  The royalty rate may be reduced to the mid single digits in the event of a loss of market share as a result of certain competing products (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents). As the result of an unfavorable outcome in certain patent litigation in Canada, Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada.  See Note 11, “Commitments and Contingencies” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report for more information.

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

Results of Operations for the three months ended March 31, 2017 and 2016

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended March 31,
	2017	2016

Revenues:
Product revenues, net	$6,686	$3,565
Other revenues	19,283	4,492
Total revenues, net	$25,969	$8,057

Product Revenues, net

Net product revenues for the three months months ended March 31, 2017 were $6.7 million, an increase of $3.1 million, compared to $3.6 million for the three months ended March 31, 2016. The increase related to the product portfolio we acquired with the acquisition of Tribute on February 5, 2016 and primarily include revenues from sales of Bezalip, Fiorinal, Soriatane, Proferrin and Fibricor for the full quarter in 2017. Net product revenues for the first quarter of 2017 also includes sales of Blexten and Yosprala, which received regulatory approval in April 2016 and September 2016, respectively. Net product revenues for the first quarter of 2016 only include sales from the date of the Tribute merger on February 5, 2016.

Other Revenues

Other revenues for the three months ended March 31, 2017 were $19.3 million, an increase of $14.8 million, compared to $4.5 million for the three months ended March 31, 2016. The increase related primarily to net revenues totaling $15.6 million for Zontivity and Toprol-XL and the AG, which were acquired in September 2016 and October 2016, respectively, and are being sold on our behalf by Merck and AstraZeneca, respectively, for an interim period post acquisition. The increase was offset by a decrease of approximately $0.8 million in net royalties from VIMOVO during the first quarter of 2017.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2017	2016

Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$2,756	$2,538
Selling, general and administrative	30,846	37,459
Research and development	94	4,412
Amortization of intangible assets	8,513	1,272
Change in fair value of contingent consideration	4,443	—
Total costs and expenses	$46,652	$45,681

Cost of Product Revenues

Cost of product revenues were $2.8 million for the three months ended March 31, 2017, an increase of $0.3 million compared, to $2.5 million for the three months ended March 31, 2016. The increase related primarily to costs of product revenues for the full quarter in 2017 from our product portfolio that we acquired as part of the Tribute merger in February 2016, as well as Blexten and Yosprala, which received regulatory approval in April 2016 and

September 2016, respectively. In addition, the first quarter of 2016 reflects costs only for products revenues from February 5, 2016 through March 31, 2016.

Selling, General and Administrative Expenses

Our selling, general and admininstrative expenses were $30.8 million for the three months ended March 31, 2017, a decrease of $6.7 million, compared to $37.5 million for the three months ended March 31, 2016. The decrease in SG&A expenses was primarily driven by costs related to the Tribute merger in the prior year of approximately $19.4 million, partially offset by increased costs during the first quarter of 2017 of $5.5 million related to the build out of our U.S. sales force in 2016, and increased promotional expenses in the U.S. of $4.2 million.

Research and Development Expenses

Research and development expenses were $0.1 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in research and development expenses for the three months ended March 31, 2017 compared to March 31, 2016 was primarily due to lower costs incurred for Yosprala, for which FDA approval was received in September 2016.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger and the acquisitions of Zontivity and Toprol-X-l and the AG in 2016. Amortization expense was $8.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.  The increase of $7.2 million during the three months ended March 31, 2017 primarily related to assets acquired in the Zontivity and Toprol-XL and the AG acquisitions in September 2016 and October 2016, respectively, as well as a full quarter of amortization in 2017 for the assets acquired in the Tribute merger.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $4.4 million during the three months ended March 31, 2017 related primarily to accretion expense from the contingent consideration recorded in connection with the Zontivity and Toprol-XL and the AG acquisitions. There was no contingent consideration recorded during the first quarter of 2016.

Interest and Other Income, net

The following table sets forth interest expense and other income, net for the periods presented:

	Three Months Ended March 31,
	2017	2016

Interest expense	$(6,653)	$(307)
Other income, net	411	4,797
Total interest and other income, net	$(6,242)	$4,490

Interest Expense

Interest expense for the three months ended March 31, 2017 totaled $6.7 million and was primarily due to the October 31, 2016 drawdown of $200.0 million under a credit facility under the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Tribute (the “Credit Parties”) and certain lenders party thereto with an interest rate of 12.5% and the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016. Interest expense for the three months ended March 31, 2016 was $0.3 million.

Other Income, net

Other income, net for the three months ended March 31, 2017 was $0.4 million compared to $4.8 million for the three months ended March 31, 2016, a decrease of $4.4 million. The decrease principally related to a $4.6 million decrease in the fair value of the warrants liability acquired from Tribute during the prior year, offset by a $0.3 million gain from the sale of a building during the three months ended March 31, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from the royalty payments received from our commercialization partners for net sales of VIMOVO; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. Our principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG, and Fibricor and our Canadian portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments. As of March 31, 2017, we had approximately $73.7 million of cash and cash equivalents which, together with cash we expect to generate from our business, we currently believe is sufficient to fund our operations for at least the next twelve months, including our principal liquidity requirements set forth above.

Our ability to become profitable and/or to generate positive cash from operations depends upon, among other things, our ability to generate revenues from sales of our products and prudently manage its expenses. New sources of product revenue have only recently been approved, in the case of Yosprala in the United States and Blexten in Canada, or acquired by the Company, in the case of Zontivity in the United States and Canada and Toprol-XL and the AG in the United States. The ability of such products to generate revenues and cash flows depends on a variety of factors, including the success of our commercialization efforts and competition in applicable markets. If we do not generate sufficient product revenues, or prudently manage our expenses, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

We have begun implementing cost savings initiatives, which include a 32% reduction in our U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala and other cost reductions across the business.  In addition, we are actively exploring other initiatives, such as business development opportunities and refinancing options, to improve our future liquidity. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If we are not successful in any or all of these initiatives, or if our future operations fail to meet our current expectations, our projected future liquidity may be limited, which could materially and adversely affect our business, financial condition, cash flows and results of operations.

To the extent our capital resources are insufficient to meet future operating requirements or business development activities, we may need to raise additional capital, reduce planned expenditures, or incur indebtedness, among other things. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

Borrowings and Other Liabilities

At March 31, 2017, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders under the Facility Agreement in connection with the closing of the Merger and $200.0 million outstanding under a credit facility under the Facility Agreement, due on October 31, 2022, with an interest rate of 12.5% per annum.

See Note 8, “Debt,” in the accompanying notes to consolidated financial statements for additional information.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $41.3 million for the three months ended March 31, 2016. Net cash provided by operating activities was primarily related to positive working capital from our Toprol-XL acquisition, as well as non-cash adjustments for depreciation and amortization, contingent consideration accretion, and stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2016 was primarily due to expenses related to the acquisition of Tribute, including payments of transaction expenses of approximately $12.0 million, excise tax equalization payments of $11.4 million, and severance payments of $2.7 million. Also contributing were pre-commercialization expenses incurred for the launch of Yosprala and costs related to the build out and support of the global corporate infrastructure.

Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2017 compared to net cash used by investing activities of $18.3 million for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017, principally related to $1.5 million paid for capital expenditures. Net cash used in investing activities for the three months ended March 31, 2016, primarily consisted of $17.9 million of cash consideration used to consummate the Merger, consisting of the repayment of Tribute indebtedness, net of cash acquired.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was de minimis but included $0.1 million related to contingent consideration payments. Net cash provided by financing activities for the three months ended March 31, 2016 was $148.6 million and included the receipt of $75.0 million from the issuance of the 2022 Notes and $75.0 million from the issuance of equity to certain investors, net of issuance costs of $0.7 million.

Commitments and Contingencies

Legal Proceedings

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at March 31, 2017 (in thousands):

	Payments Due By Period
		Within			More than
Contractual Obligations (1)	Total	1 year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$75,000	$—
2022 Notes – interest (2)	9,565	1,875	3,750	3,940	—
Credit Facility - principal (3)	200,000	—	—	—	200,000
Credit Facility - interest (3)	145,958	25,000	50,000	50,068	20,890
Operating lease obligations (4)	19,344	1,824	6,163	4,978	6,379
Other (5)	900	150	300	300	150
Total	$450,767	$28,849	$60,213	$134,286	$227,419

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

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of March 31, 2017. The table above assumes no conversions prior to maturity.

(3)	The interest expense on the borrowings under the credit facility under the Facility Agreement includes the fixed-rate 12.5% per annum interest payable on the $200.0 million currently outstanding.

(4)

Amounts represent lease obligations existing at March 31, 2017, primarily for office space, including lease agreements for our global headquarters in Mississauga, Ontario, Canada, for our U.S. headquarters in Princeton, New Jersey, and for our Irish headquarters in Dublin, Ireland. The table above includes lease commitments for the full term of the leases under the respective agreements. Certain of such lease agreements may be terminated before the full term, including the agreement for the Princeton, New Jersey lease, which may be terminated after seven years in consideration of an early termination penalty equal to four months of rent.

(5)	Amounts consist of non-cancelable commitments to third parties for minimum royalties payable under various license, distribution and manufacturing agreements.

We have various agreements with third-parties with contingent consideration and milestone payments that are potentially payable by or to us, as more fully described in Note 2, “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements. These payments are contingent upon achieving development, regulatory and/or sales-based milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain. These agreements include:

•

In connection with our acquisition of Toprol-XL, we are obligated to pay certain milestone payments upon the occurrence of certain milestone events based on the annual aggregate net sales of Toprol-XL and the AG and other contingent events, which in no event will exceed $48 million in the aggregate, and royalty payments of (A) 15% of total quarterly net sales of Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by or on behalf of, or under a license or sublicense from, Aralez (other than the AG), and (B) 15% of quarterly net sales of the AG, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the AG by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period.

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

•

Under a license agreement with Nautilus, which was acquired by Depomed, Inc. in December 2013, we have the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia in Canada. Up to $6.0 million in sales-based milestone payments may be payable over time.

•

We have a product development and profit share agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the United States. We may owe a milestone payment of $5.0 million to Actavis in the event that we pursue and obtain regulatory approval to market Bezalip SR in the United States.

•

In connection with our acquisition of Fibricor and its authorized generic in the United States, we may be obligated to pay up to $4.5 million in milestone payments based on annual net sales of Fibricor and its authorized generic as well as royalties ranging from the high single digits to low double digits based on annual net sales of such products.

Off-Balance Sheet Arrangements

At March 31, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Revenue Recognition

Principal sources of revenue are (i) net revenues from sales of Zontivity, Toprol-XL and the AG, and Yosprala (ii) product sales from the product portfolio acquired with our acquisition of Tribute, and (iii) royalty revenues from sales of VIMOVO by our commercialization partners. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

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

Revenues from the sale of Yosprala® in the United States are recorded on a sell through method since we do not have sufficient historical data to estimate returns. As such, we defer revenue and costs of inventory for all Yosprala products shipped to wholesalers in the United States until the product is sold through to the end customer. Revenue recorded since we launched Yosprala in the United States was not significant during the first quarter of 2017. Product sales from Fibricor® are recorded on a sell in method and were not significant during the first quarter of 2017.

All of our products have a returns policy that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. Our estimate of the provision for returns for those products that use a sell in method is analyzed quarterly and is based upon many factors, including historical data of actual returns and analysis of the level of inventory in the distribution channel, if any. We believe that the reserves we have established is reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

Other Revenues

Other revenues principally include revenues from licensing arrangements with other biopharmaceutical companies (principally royalty revenues from VIMOVO), including milestones payments and royalties. Revenue from royalties is recognized when we have fulfilled the terms in accordance with contractual agreements, have no future obligation, and the amount of the royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to us by its commercialization partners.

Other revenues also include net revenues from sales of Zontivity, from its acquisition date, recognized net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. Similarly, we also include net revenues from sales of Toprol-XL and the AG from its acquisition date, recognized net of related cost of product revenues and fees paid to AstraZeneca under a transition services agreement in effect through December 31, 2017 (as extended from July 31, 2017 pursuant to an amendment to the transition services agreement). We record these revenues net of related cost since we are not the principal in the arrangements and expect to record this revenue similar to a royalty arrangement until we are deemed to be the principal in the sales and marketing of these products, at which point we will record net sales and costs of revenue separately. Effective March 31, 2017, we will record revenues of Zontivity on a sell in method, which will be classified as product sales.

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

Contingent Consideration

Certain of the our business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment.

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

In order to determine the fair value of option awards on the grant date, we use the Black-Scholes option pricing model. Inherent in this model are assumptions related to expected share price volatility, estimated option life, risk-free interest rate and dividend yield. Our expected share price volatility assumption is based on the historical volatility of our common shares, which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The risk-free interest rate is based on factual data derived from public sources. We use a dividend yield of zero as we have no intention to pay cash dividends in the foreseeable future. For performance-based awards with market conditions, the Company used a Monte Carlo simulation model to determine the fair value of awards as of the grant date.

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

In the first quarter of 2017, we adopted ASU 2016-09. As a result of the adoption of ASU 2016-09, We recognize the impact of forfeitures when they occur, with no adjustment for estimated forfeitures, and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we now recognize the cash flow impact of such excess tax benefits in operating activities in our condensed consolidated statements of cash flows. The classification of excess tax benefits on the statement of cash flows for the prior period have not been adjusted. There was no net impact on our opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess  tax benefits was offset by a related change in the valuation allowance.

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

.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2017 identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factor as well as the risk factors discussed under the “Risk Factors” section included in our 2016 Annual Report on Form 10-K, which was filed on March 13, 2017. The following updates and supplements the risk factors previously disclosed in the Annual Report.

Our expense reduction initiatives, including our recent decision to reduce our U.S. sales force, may impact our ability to maintain or increase our sales levels or successfully commercialize our products.  In addition, we may not realize the expected benefits of our initiatives to reduce costs across our operations.

Our ability to successfully commercialize our products depends in part on our sales and marketing resources, including sales personnel, dedicated to such efforts.  We recently announced a number of expense reduction initiatives, including a reduction in our U.S. sales force.  Each remaining sales representative will be now responsible for a larger territory than prior to the reduction in force.  The sales force reduction could harm our ability to attract and retain qualified sales personnel.  The sales force reduction could also result in a lack of focus and reduced productivity among our remaining sales personnel.  All of the foregoing may negatively impact the sales of our products.

In addition, we have incurred restructuring charges and may incur additional restructuring charges as we implement our cost saving initiatives and we may not realize some or all of the expected benefits from such initiatives.  There may also be significant disruptions in our operations now or in the future as a result of these initiatives, which may impact our business, financial condition or results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1

VA National Contract signed February 11, 2016 and effective April 29, 2016, between the United States of America and Aralez Pharmaceuticals US Inc., by novation pursuant to a Novation Agreement, entered into on February 23, 2017, between the United States of America, Aralez Pharmaceuticals US Inc. and AstraZeneca Pharmaceuticals LP. †

10.2

Modification of Contract, executed on April 6, 2017 and effective April 29, 2017, between the United States of America and Aralez Pharmaceuticals US Inc. (incorporated by reference to Exhibit 10.1 to Aralez Pharmaceutical Inc.’s Current Report on Form 8-K filed April 11, 2017)

10.3	Amendment to Employment Agreement with Adrian Adams, dated March 20, 2017 (incorporated by reference to Exhibit 10.1 to Aralez Pharmaceutical Inc.’s Current Report on Form 8‑K filed March 23, 2017).

10.4	Amendment to Employment Agreement with Andrew Koven, dated March 20, 2017 (incorporated by reference to Exhibit 10.2 to Aralez Pharmaceutical Inc.’s Current Report on Form 8‑K filed March 23, 2017).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

†Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b‑2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARALEZ PHARMACEUTICALS INC.

May 9, 2017

By:	/s/ Scott J. Charles
Scott J. Charles
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)