Form 10-Q
period 2017-06-30
Aralez Pharmaceuticals Inc.
filed 2017-08-09
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of the close of business on August 4, 2017, 66,848,770 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,776	$64,943
Accounts receivable, net	9,548	20,405
Inventory	4,994	4,548
Prepaid expenses and other current assets	4,164	2,435
Total current assets	74,482	92,331
Property and equipment, net	8,061	7,316
Goodwill	79,202	76,694
Other intangible assets, net	325,359	340,194
Other long-term assets	1,409	842
Total assets	$488,513	$517,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,494	$8,833
Accrued expenses	28,916	32,141
Short-term contingent consideration	9,151	10,430
Other current liabilities	4,268	5,870
Total current liabilities	66,829	57,274
Long-term debt, net	274,494	274,441
Deferred tax liability	3,386	3,273
Long-term contingent consideration	65,815	60,685
Other long-term liabilities	2,962	2,218
Total liabilities	413,486	397,891
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 66,801,270 and 65,640,607 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	358,221	352,336
Accumulated other comprehensive income	9,469	4,816
Accumulated deficit	(292,663)	(237,666)
Total shareholders’ equity	75,027	119,486
Total liabilities and shareholders’ equity	$488,513	$517,377

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$8,768	$7,375	$15,454	$10,940
Other revenues	18,850	5,203	38,133	9,695
Total revenues, net	27,618	12,578	53,587	20,635
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,948	3,360	5,704	5,898
Selling, general and administrative	32,234	22,731	63,080	60,190
Research and development	728	1,474	822	5,886
Amortization of intangible assets	8,534	2,134	17,047	3,406
Change in fair value of contingent consideration	3,594	—	8,037	—
Total costs and expenses	48,038	29,699	94,690	75,380
Loss from operations	(20,420)	(17,121)	(41,103)	(54,745)
Interest expense	(6,727)	(593)	(13,380)	(900)
Other income (expense), net	109	(270)	520	4,527
Loss before income taxes	(27,038)	(17,984)	(53,963)	(51,118)
Income tax expense (benefit)	482	(509)	1,034	145
Net loss	$(27,520)	$(17,475)	$(54,997)	$(51,263)

Basic net loss per common share	$(0.42)	$(0.27)	$(0.83)	$(0.88)
Diluted net loss per common share	$(0.42)	$(0.27)	$(0.83)	$(0.96)
Shares used in computing basic net loss per common share	66,110	64,360	65,901	58,258
Shares used in computing diluted net loss per common share	66,110	64,363	65,901	58,362

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(27,520)	$(17,475)	$(54,997)	$(51,263)
Other comprehensive income:
Foreign currency translation adjustments	3,372	447	4,653	10,147
Other comprehensive income	3,372	447	4,653	10,147
Total comprehensive loss	$(24,148)	$(17,028)	$(50,344)	$(41,116)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(54,997)	$(51,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,777	3,481
Amortization of debt issuance costs	53	37
Change in fair value of contingent consideration	8,037	—
Payment of contingent consideration	(209)	—
Unrealized foreign currency transaction (gain) loss	(93)	(35)
Gain of sale of property and equipment	(266)	—
Change in fair value of warrants liability	(24)	(4,740)
Share-based compensation expense	5,777	6,543
Benefit from deferred income taxes	—	(797)
Changes in operating assets and liabilities:
Accounts receivable	9,667	2,871
Inventory	(302)	(962)
Prepaid expenses and other current assets	(1,724)	(520)
Accounts payable	15,621	(3,197)
Accrued expenses	(3,336)	(8,306)
Other liabilities	(652)	(836)
Other, net	559	—
Net cash used in operating activities	(4,112)	(57,724)

Investing activities
Acquisitions of businesses, net of cash acquired	—	(17,887)
Purchases of property and equipment	(1,702)	(658)
Proceeds from sale of property and equipment	523	—
Change in restricted cash balance	—	(281)
Other	(216)	(312)
Net cash used in investing activities	(1,395)	(19,138)

Financing activities
Proceeds from issuance of convertible debt	—	75,000
Proceeds from issuance of common stock	—	75,000
Payment of debt and equity issuance costs	—	(673)
Repayment of convertible note	—	(3,922)
Payment of contingent consideration	(3,977)	—
Proceeds from exercise of stock options / warrants	108	1,163
Payments related to settlement of stock awards	—	(1,656)
Net cash (used in) provided by financing activities	(3,869)	144,912
Net (decrease) increase in cash and cash equivalents	(9,376)	68,050
Effect of change in foreign exchange rates on cash and cash equivalents	209	166
Cash and cash equivalents at beginning of period	64,943	24,816
Cash and cash equivalents at end of period	$55,776	$93,032

Supplemental non-cash activities:
Fair value of assets acquired and liabilities assumed through acquisition of business (See Note 3)	$—	$115,136
Non-cash additions to intangible assets (See Note 6)	$—	$643
Non-cash additions to property and equipment	$—	$602

Supplemental disclosure of cash flow information:
Income taxes paid	$1,729	$—
Interest paid	$11,346	$1,546

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

Basis of Presentation and Consolidation

For financial reporting and accounting purposes, Pozen was the acquirer of Tribute pursuant to the Merger in a business combination that was completed on February 5, 2016. Aralez’s condensed consolidated financial statements for the three and six months ended June 30, 2016 include the results of Tribute only from the closing date of the Merger, but do not include the results of Zontivity or Toprol-XL and the AG as these acquisitions were completed on September 6, 2016 and October 31, 2016, respectively. Aralez’s results of operations for the three and six months ended June 30, 2017 include the results of Tribute, Zontivity and Toprol-XL and the AG (See Note 2).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventories; long-lived assets, including goodwill and other intangible assets; accrued expenses; contingent consideration; income taxes; share-based compensation expense; as well as estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

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

Revenue Recognition

Principal sources of revenue are (i) net revenues from sales of Zontivity, Toprol-XL and the AG, and Yosprala (ii) product sales from the product portfolio acquired with the Company’s acquisition of Tribute, and (iii) royalty revenues from sales of Vimovo® by the Company’s commercialization partners. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

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

The Company’s U.S. products are distributed through a limited number of specialty distributors, specialty pharmacy providers and wholesalers in the U.S. (each a “Customer”, or collectively, its “Customers”).  These Customers subsequently resell the Company’s products to health care providers, pharmacies and patients.  In addition to distribution agreements with Customers, the Company enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

Except for Yosprala and Toprol-XL and the AG, which are described below, the Company recognizes gross revenues from sales of its products on the sell in method when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer. The Company establishes reserves based on estimates of amounts for rebates, chargebacks, discounts, distributors fees, and returns and allowances earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). On March 31, 2017, the Company began recognizing gross revenues from sales of Zontivity on the sell in method.  Previously, revenues from sales of Zontivity were recognized in other revenues, net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. Product sales from Fibricor® are also recorded on a sell in method.

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

Other Revenues

Other revenues include revenues from licensing arrangements with other biopharmaceutical companies, including license fee payments, milestones payments and royalties. Revenue from license fee payments, milestone payments and royalties are recognized when the Company has fulfilled its performance obligations under the terms of its contractual agreements, has no future obligations, and the amount of the license fee payment, milestone payment or royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to the Company by its commercialization partners.

Other revenues also includes net revenues from sales of Toprol-XL and the AG from its acquisition date, recognized net of related cost of product revenues and fees paid to AstraZeneca under a transition services agreement in effect through December 31, 2017. The Company records these revenues net of related cost since it is not the principal in the arrangements and expects to record this revenue similar to a royalty arrangement until the Company is deemed to be the principal in the sales and marketing of these products, at which point it will record net sales and costs of revenue separately. Other revenues also include net revenues from sales of Zontivity until March 31, 2017, recognized net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. On March 31, 2017, the Company began recognizing gross revenues from sales of Zontivity on the sell in method, which are classified as product revenues, net.

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

Share-Based Compensation

The Company expenses the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, the Company recognizes compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions are expensed over the service period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date.

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

The carrying amount of cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. The warrants liability was previously carried at fair value and was included within other current liabilities on the consolidated balance sheet at December 31, 2016, however, the warrants associated with the warrants liability expired in May 2017. The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability, which used a Black-Scholes valuation model, included the volatility of the Company’s common shares and the expected term. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at June 30, 2017. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of either the warrants liability or the contingent consideration liability could result in materially different fair value estimates.

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

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income (loss) is presented, in a separate statement of comprehensive income (loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016. Other comprehensive income for the three and six months ended June 30, 2017 related to foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration Aralez expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. The new rules supersede prior revenue recognition requirements and most industry-specific accounting guidance. In March, April and May 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The ASU will be effective for Aralez in the first quarter of 2018, with either full retrospective or modified retrospective application required. The Company expects to use a modified retrospective approach. The Company has identified the following revenue streams: (i) revenues from the sale of its products, (ii) royalty revenues and (iii) license fee revenues from license agreements.  Although the Company is still evaluating the full impact of this ASU, it expects the most significant impact of the new guidance relates to the recognition of variable consideration. The new guidance requires the Company to estimate variable consideration and include in revenue amounts for which is it probable that a significant revenue reversal will not occur. This may result in revenue being recognized earlier than under the current guidance, particularly for products where the Company uses the sell through revenue recognition model.

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

As noted in its liquidity disclosure, the Company’s principal sources of liquidity are cash generated from the royalty payments received from its commercialization partners for net sales of Vimovo; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. The Company’s principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG,  Fibricor and the Company’s Canadian product portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments. As of June 30, 2017, the Company had approximately $55.8 million of cash and cash equivalents which, together with cash expected to be generated from its business, it currently believes is sufficient to fund its operations for at least the next twelve months from August 9, 2017, the filing date of these quarterly financial statements on Form 10-Q, including its principal liquidity requirements set forth above.

Since the merger with Tribute in February 2016, the Company has incurred significant net losses. The Company has incurred net losses of $55.0 million for the six months ended June 30, 2017, and $103.0 million for the year ended December 31, 2016. The Company’s ability to become profitable and/or to generate positive cash from operations depends upon, among other things, its ability to generate revenues from sales of its products and prudently manage its expenses. New sources of product revenue have only recently been approved, in the case of Yosprala in the United States and Blexten in Canada, or acquired by the Company, in the case of Zontivity in the United States and Canada and Toprol-XL and the AG in the United States. If the Company does not generate sufficient product revenues, or prudently manage its expenses, its business, financial condition, cash flows and results of operations could be materially and adversely affected.

During the second quarter of 2017, the Company implemented a program of cost savings initiatives, which included a 32% reduction in its U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala  and other cost reductions across the business.  In addition, the Company is actively exploring other initiatives, such as business development opportunities and refinancing options, to improve its future liquidity. There can be no assurances that these other initatives will be available on reasonable terms, or at all. If the Company is not successful in any or all of these initiatives, or if the Company’s future operations fail to meet its current expectations, the Company’s projected future liquidity may be limited, which may impact its assessment under this accounting standard in the future and could materially and adversely affect its business, financial condition, cash flows and results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amended guidance eliminates a step from the goodwill impairment test. Under the amended guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amended guidance is effective for the year-ending December 31,

2020. Early adoption is permitted. The Company does not expect a significant effect on its condensed consolidated financial statements upon adoption of this new guidance.

2.BUSINESS AGREEMENTS

Agreements with AstraZeneca for Toprol-XL

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL (metoprolol succinate) and the AG pursuant to the Toprol-XL Asset Purchase Agreement entered into between AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. On July 7, 2017, AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. entered into an amendment to the Toprol-XL Asset Purchase Agreement pursuant to which (1) the milestone payments payable under the Toprol-XL Asset Purchase Agreement were deferred and extended, and (2) the definition of net sales was amended.  The purchase price under the Toprol-XL Asset Purchase Agreement, as amended, consists of (i) a payment of $175 million by Aralez Ireland to AstraZeneca, which was made on the closing date of the acquisition; (ii) certain milestone payments payable by Aralez Ireland subsequent to the closing of the acquisition upon the occurrence of certain milestone events based on the annual aggregate net sales of Toprol-XL and the AG and other contingent events, which in no event will exceed $48 million in the aggregate; (iii) royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez , and (B) 15% of quarterly net sales of the AG or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the AG or other third party authorized generic by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period and (iv) a payment for the value of the finished inventory of Toprol-XL and the AG at closing of the transaction, not to exceed a cap specified in the Toprol-XL Asset Purchase Agreement.

On October 31, 2016, in connection with the Toprol-XL acquisition, Aralez Ireland entered into a Supply Agreement (the “Toprol-XL Supply Agreement”) with AstraZeneca. Pursuant to the terms of the Toprol-XL Supply Agreement and except as otherwise expressly set forth therein, AstraZeneca will be the exclusive manufacturer and supplier to Aralez Ireland of Toprol-XL and the AG, each in finished bottled form for exploitation and commercialization in the United States. The initial term of the Toprol-XL Supply Agreement is 10 years (the “Toprol-XL Supply Initial Term”). The Toprol-XL Supply Agreement will continue indefinitely following the expiration of the Toprol-XL Supply Initial Term unless terminated in accordance with its terms. Except in the case of certain uncured material breaches of the Toprol-XL Supply Agreement by Aralez Ireland or certain insolvency related events affecting Aralez Ireland, AstraZeneca may not terminate the Toprol-XL Supply Agreement unless it satisfies certain conditions related to, among other things, the transfer of technology. In addition to termination rights upon certain uncured material breaches of the Toprol-XL Supply Agreement by AstraZeneca or certain insolvency related events affecting AstraZeneca, Aralez Ireland may terminate the Toprol-XL Supply Agreement at any time following the Toprol-XL Supply Initial Term upon providing 12 months prior written notice to AstraZeneca. AstraZeneca also provides certain transition services to Aralez Ireland through December 31, 2017 to facilitate the transition of the supply, sale and distribution of Toprol-XL and the AG, in exchange for compensation specified in the transition services agreement.

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

Under the VA Contract, Aralez US provides all requirements of certain pharmaceutical products containing metoprolol succinate as the active pharmaceutical ingredient at fixed prices for the U.S. Department of Veterans Affairs and certain other United States federal government agencies. The VA Contract had an initial one-year term expiring April 28, 2017, renewable at the option of the Government for four successive additional one year terms.  On April 6, 2017, Aralez US and the Government entered into a Modification of Contract with respect to the VA Contract, pursuant to which the Government exercised its first renewal option under the VA Contract, extending the term of the VA Contract by one year to April 28, 2018 with reduced pricing for the duration thereof.  The VA Contract is terminable at the convenience of the Government at any time.

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

Pursuant to the terms of the Zontivity Asset Purchase Agreement and certain ancillary agreements entered into in connection with the acquisition, Merck has agreed to supply Zontivity to Aralez Ireland for a period of up to three years following the closing of the acquisition (although the packaging component has now been transferred to the Company). Merck also provided certain transition services to Aralez Ireland following the closing of the acquisition through March 31, 2017 to facilitate the transition of the supply, sale and distribution of Zontivity, including distributing Zontivity on behalf of Aralez Ireland in exchange for compensation specified in the transition services agreement. In addition, in connection with the foregoing transactions, Merck granted Aralez Ireland, among other things, (i) an exclusive and royalty-free license to certain trademarks solely to exploit Zontivity in the U.S. and Canada and their respective territories, and (ii) an exclusive and royalty-free license to certain know-how solely in connection with the manufacture of Zontivity for exploitation in the U.S. and Canada and their respective territories.

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

The royalty rates above may be reduced due to the loss of market share as a result of certain competition inside and outside of the United States, as applicable (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents).  Furthermore, the Company’s right to receive royalties from AstraZeneca or Horizon, as applicable, expires on a country-by country basis upon the later of (a) expiration of the last-to expire of certain patent rights related to the applicable product(s) in that country, and (b) ten years after the first commercial sale of such product(s) in such country. In June 2017, the United States District Court for the District of New Jersey upheld the validity of two patents owned by Aralez and licensed to Horizon covering Vimovo in the United States. Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful, would further prevent generic entry by these potential generic competitors until October 2031, subject to the outcome of the pending appeal of the order of dismissal of claims against Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, “Actavis”) in the Vimovo cases.    As the result of an unfavorable outcome in certain patent litigation in Canada, Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada.  See Note 11 – Commitments and Contingencies, for more information.

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

Agreement to Acquire MFI

In June 2015, Tribute acquired Medical Futures Inc. (“MFI”) pursuant to a Share Purchase Agreement between Tribute and the former shareholders of MFI (“MFI Purchase Agreement”). The MFI acquisition diversified Tribute’s product portfolio with the addition of both marketed products, including Proferrin®, and product candidates. The amounts payable pursuant to the MFI Purchase Agreement included (a) $8.5 million (CAD) in cash on closing (including a $0.2 million (CAD) deposit previously paid) to the former MFI shareholders, (b) $5.0 million (CAD) through the issuance of 3,723,008 shares of Tribute to the former MFI shareholders, (c) $5.0 million (CAD) in the form of a one-year unsecured convertible promissory note from Tribute to the former owner of MFI (the “MFI Note”), (d) retention payments of $0.5 million (CAD) to MFI employees, (e) consent payments of $3.35 million (CAD) and $2.35 million (CAD) to the former MFI shareholders payable on receipt of certain third party consents, and (f) two payments of $1.25 million (CAD) to the former MFI shareholders payable on regulatory approval of two product candidates, respectively, or change of control of Tribute. The MFI Note was repaid in June 2016. The $3.35 million (CAD) consent payment was made in 2015 and the $2.35 million (CAD) consent payment has not been made. The two $1.25 million (CAD) payments became payable upon the closing of the Merger. One such payment was made in full to the former shareholders of MFI and the second was paid in part with the remainder offset in settlement of certain indemnity claims by the Company against the former shareholders of MFI, in each case in 2016.

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

Agreements with Novartis for Fiorinal®

In 2014, Tribute entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis AG and Novartis Pharma AG (collectively, “Novartis”) pursuant to which Tribute acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (the “Novartis Products”), as well as certain other assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). Tribute also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as defined below) after the acquisition, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Novartis Products by Tribute in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, Tribute concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc., under which the Novartis entities agreed to license to Tribute certain assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”).

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

Agreement with Allergan for Bezalip® SR and Soriatane®

In 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf, now part of Allergan (“Allergan”), to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip SR and Soriatane (the “Allergan Products”). In 2010, a first amendment was signed with Allergan to grant Tribute the right and obligation to more actively market and promote the Allergan Products in Canada. In 2011, a second amendment was signed with Allergan that extended the term of the agreement, modified certain of the other terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Allergan Products. Tribute pays Allergan a sales and distribution fee based on a percentage of the aggregate net sales of the products. In 2011, Tribute signed a Product Development and Profit Share Agreement with Allergan to develop, obtain regulatory approval of and market Bezalip SR in the United States. Aralez may owe a milestone payment of $5.0 million to Allergan in the event that the Company pursues and obtains regulatory approval to market Bezalip SR in the United States.

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

Agreement with Endo Regarding Toprol-XL AG

The Company is party to a Distribution Agreement with Endo Ventures Limited (“Endo”) pursuant to which Endo distributes the Toprol-XL AG (the “Toprol-XL AG Agreement”).  The agreement was originally entered into by AstraZeneca with PAR Pharmaceutical, Inc. (“PAR”) in August 2006 and was assigned by PAR to Endo in February 2016 in connection with Endo International plc’s acquisition of PAR. AstraZeneca assigned such agreement to Aralez in connection with the Company’s acquisition of Toprol-XL and the AG in October 2016.  Pursuant to the Toprol-XL AG Agreement, Endo has the exclusive rights in the United States to promote the AG, while Aralez retains the right to promote the branded Toprol-XL and to promote the AG to certain mail service pharmacy providers.  Pursuant to the terms of the Toprol-XL AG Agreement, the Company supplies the AG product to Endo for a base purchase price, which ranges depending on dosage strength.  In addition to the base purchase price, Endo pays to the Company, on a monthly basis, a deferred purchase price equal to a certain percentage of the specified profit (and the Company compensates Endo for a specified percentage of certain losses on a periodic basis only to the extent such losses are as a result of the annual fee on prescription drug manufacturers imposed by the Patient Protection and Affordable Care Act and attributable to the AG) of this business for the applicable period.  The agreement expires at the end of 2017 and may be terminated by either party under certain circumstances, including performance measures.

3.BUSINESS COMBINATIONS AND ACQUISITIONS

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Aralez’s financial results as if the acquisitions of Tribute, which was completed on February 5, 2016, Zontivity, which was completed on September 6, 2016, and Toprol-XL and the AG, which was completed on October 31, 2016, had each occurred on January 1, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Actual	Pro forma	Actual	Pro forma

Total revenues, net	$27,618	$45,500	$53,587	$78,343
Net loss	$(27,520)	$(10,758)	$(54,997)	$(27,294)
Diluted net loss per share	$(0.42)	$(0.17)	$(0.83)	$(0.47)

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

(i)	elimination of $0.0 million and $12.0 million of expense for excise tax equalization payments for the three and six months ended June 30, 2016, respectively;

(ii)	elimination of $0.4 million and $4.0 million of severance charges for the three and six months ended June 30, 2016, respectively;

(iii)	elimination of $0.8 million and $1.5 million of the inventory fair value step-up for the three and six months ended June 30, 2016, respectively;

(iv)	elimination of $0.0 million and $0.5 million of stock based compensation expense for the three and six months ended June 30, 2016, respectively;

(v)	elimination of $0.3 million and $12.7 million of transaction costs incurred by the combined Company for the three and six months ended June 30, 2016, respectively;

(vi)

elimination of $0.6 million and $1.4 million of amortization for the three and six months ended June 30, 2016, respectively, and the addition of amortization of finite-lived intangible assets acquired of $6.5 million and $13.7 million for the three and six months ended June 30, 2016, respectively; and

(vii)

elimination of $0.0 million and $0.3 million of interest expense related to the Tribute acquisition for the three and six months ended June 30, 2016, respectively, and the addition of $6.2 million and $12.4 in interest expense related to the financing of the Zontivity and Toprol-XL acquisitions for the three and six months ended June 30, 2016, respectively.

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

	June 30, 2017
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$55,776	$—	$—	$55,776

Liabilities:
Contingent consideration	$—	$—	$74,966	$74,966

	December 31, 2016
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$64,943	$—	$—	$64,943

Liabilities:
Contingent consideration	$—	$—	$71,115	$71,115
Warrants liability	$—	$—	$24	$24

Contingent Consideration

In connection with the acquisitions of Zontivity and Toprol-XL and the AG, the Company recorded short-term and long-term contingent consideration liabilities for future cash payments based on the occurrence of certain milestone events and royalty payments. The contingent consideration liability for both Zontivity and Toprol-XL and the AG is valued using a model, which incorporates Level 3 assumptions, including the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. During the three and six months ended June 30, 2017, the Company recorded accretion expense related to the contingent consideration for its acquisitions of Zontivity totaling $0.7 million and $1.3 million, respectively, and Toprol-XL totaling $3.7 million and $6.7 million for the same periods, respectively.  There was no corresponding contingent consideration accretion expense recorded during the three and six months ended June 30, 2016.

Warrants Liability

In connection with the acquisition of Tribute, the Company assumed a liability for warrants that are treated as derivatives under accounting guidance for derivatives and hedging as they were issued with exercise prices denominated in a currency different than the Company’s reporting currency. Approximately 46 thousand of the total 0.9 million common shares underlying the warrants outstanding as of March 31, 2017 were classified as liabilities. These warrants, whose fair value was de minimis as of March 31, 2017, expired in May 2017. The warrants liability was valued using a Black-Scholes valuation model, which incorporates Level 3 assumptions including the volatility of the underlying share price and the expected term. A decrease in the fair value of the warrants liability of $24 thousand and $4.7 million for the six months ended June 30, 2017 and 2016, respectively, is included within other income, net in the condensed consolidated statements of operations. See Note 9, “Earnings Per Share,” for additional information.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at June 30, 2017:

				Range of
		Valuation technique	Unobservable Inputs	Inputs Utilized
Contingent consideration	$74,966	Monte Carlo	Volatility	33% - 68%
			Discount rate	13%

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to calculate the present value of the probability-weighted cash flows. The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability included the volatility of the Company’s share price and the expected term. Significant increases or decreases in the volatility and expected term utilized would have resulted in a significantly higher or lower fair value measurement, respectively.

The table below provides a roll-forward of the contingent consideration liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$71,115
Cash payments	(4,186)
Change in fair value during the period	8,037
Balance at June 30, 2017	$74,966

The table below provides a roll-forward of the warrants liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$24
Change in fair value during the period	(24)
Impact of foreign exchange	—
Balance at June 30, 2017	$—

5.INVENTORY

Inventory consisted of the following at:

	June 30, 2017	December 31, 2016

Raw materials	$1,566	$1,129
Work-in-process	219	189
Finished goods	3,209	3,230
Total Inventory	$4,994	$4,548

Inventories are net of reserves for excess and obsolete inventory of approximately $0.7 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of the Company’s goodwill balances:

Goodwill balance at December 31, 2016	$76,694
Impact of foreign exchange	2,508
Goodwill balance at June 30, 2017	$79,202

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

	June 30, 2017
				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
				(in years)
Toprol-XL	$224,600	$(14,973)	$209,627	10
Zontivity	40,800	(3,187)	37,613	11
Tribute Merger and other	89,790	(11,671)	78,119	11
Acquired technology rights	$355,190	$(29,831)	$325,359

The gross carrying amount of acquired technology rights increased by $2.5 million from December 31, 2016 due to the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $8.5 million and $17.0 million for the three and six months ended June 30, 2017, respectively. Amortization expense was $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively.

The estimated aggregate amortization of intangible assets as of June 30, 2017, for each of the five succeeding years and thereafter is as follows:

Estimated
Amortization
For the Years Ending December 31,	Expense

Remainder of 2017	$17,154
2018	34,307
2019	34,307
2020	34,307
2021	34,307
Thereafter	170,977
Total amortization expense	$325,359

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2017	December 31, 2016

Accrued professional fees	$5,987	$6,258
Accrued marketing fees	2,633	4,852
Accrued revenue reserves	4,348	3,783
Accrued royalties	5,151	2,996
Accrued employee-related expenses	3,148	9,153
Accrued interest	6,700	4,715
Other accrued liabilities	949	384
Total accrued expenses	$28,916	$32,141

Exit and Disposal Activities

In connection with the Merger, the Company incurred certain exit costs, primarily severance benefits to former Pozen and Tribute employees. The following table summarizes the exit activity within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets:

Accrued severance balance at December 31, 2016	$2,300
Severance expense	775
Cash payments	(2,383)
Impact of foreign exchange	20
Accrued severance balance at June 30, 2017	$712

The Company expects to pay the remaining accrued severance balance of $0.7 million during the remainder of 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of 2.5% senior secured convertible notes due February 2022 (“2022 Notes”) resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Tribute and certain lenders party thereto. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense, which includes the amortization of debt issuance costs, was $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. Interest expense for the three and six months ended June 30, 2016 was $0.5 million and $0.8 million, respectively. The Company estimated the fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes to be approximately $51.3 million as of June 30, 2017, using a bond plus call option model that utilizes Level 3 fair value inputs. The carrying amount of the 2022 Notes was $74.6 million as of June 30, 2017, which is the principal amount outstanding, net of $0.4 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

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

Interest is payable to the noteholders under the credit facility quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three and six months ended June 30, 2017 was $6.2 million and $12.4 million, respectively, which includes the amortization of debt issuance costs. The Company estimated the fair value of the $200.0 million aggregate principal amount of the outstanding borrowings under the credit facility under the Facility Agreement to be approximately $206.9 million as of June 30, 2017, using a bond model that utilizes Level 3 fair value inputs. The carrying amount of the borrowings under the credit facility was $199.9 million as of June 30, 2017, which is the principal amount outstanding, net of $0.1 million of unamortized debt issuance costs to be amortized over the remaining term of the credit facility.

In addition, pursuant to a consent to the Facility Agreement entered into in connection with the acquisition of Toprol-XL and the AG, the lenders under the Facility Agreement agreed that they and/or affiliated funds will have available sufficient capital to make additional loans to Aralez in an aggregate amount of up to $250.0 million for the payment of the purchase price of any acquisitions permitted by the terms of the Facility Agreement (as modified by such consent) with respect to target businesses mutually approved by, and as otherwise mutually agreed upon, by Aralez and the lenders, subject to the satisfaction of certain conditions set forth in the Facility Agreement. At the time of such consent, the Facility Agreement was amended to include additional financial performance thresholds, including a minimum adjusted EBITDA threshold and a minimum specified revenue threshold relating to net sales of Toprol-XL and the AG received by the Company. As of June 30, 2017, the Company was in compliance with all applicable financial performance thresholds.

9. EARNINGS PER SHARE

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the 2022 Notes, the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the three and six months ended June 30, 2017 given potential common shares underlying the warrants liability are dilutive when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss, basic	$(27,520)	$(17,475)	$(54,997)	$(51,263)
Effect of dilutive securities:
Change in fair value of warrants liability	—	(159)	(24)	(4,740)
Net loss, diluted	$(27,520)	$(17,634)	$(55,021)	$(56,003)

Shares used in calculating basic net loss per common share	66,110	64,360	65,901	58,258
Effect of dilutive securities:
Effect of dilutive stock options, RSUs			—	—
Warrants to purchase common shares - liability-classified	—	3	—	104
Shares used in calculating diluted net loss per common share	66,110	64,363	65,901	58,362

Net loss per common share, basic	$(0.42)	$(0.27)	$(0.83)	$(0.88)
Net loss per common share, diluted	$(0.42)	$(0.27)	$(0.83)	$(0.96)

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Options to purchase common shares, RSUs and PSUs	9,128	7,334	9,128	7,334
Warrants to purchase common shares - equity-classified	884	3,561	884	992
2022 Notes convertible into common shares	9,057	9,057	9,057	9,057

The Company assumed outstanding warrants in connection with the acquisition of Tribute. The warrants are classified either as a liability, if the exercise price is denominated in Canadian dollars, or as equity if the exercise price is denominated in U.S. dollars. The following is a summary of warrants outstanding and exercisable as of June 30, 2017, and grouped in accordance with their respective expiration dates, with Canadian dollar exercise prices translated to U.S. dollars at the foreign exchange rate in effect at June 30, 2017:

	No. of Warrants	Weighted-Average
Quarterly period of expiration	Outstanding	Exercise Price

Q1 2018	599	$4.12
Q3 2018	16	$3.78
Q4 2019	108	$4.81
Q3 2020	110	$4.09
Q1 2021	51	$2.91
	884	$4.13

10.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, the Company’s Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan, which became effective on February 5, 2016, upon consummation of the Merger. On May 3, 2017, the Company’s shareholders approved the Amended and Restated 2016 Long-Term Incentive Plan (the “Plan”), which  increased the number of common shares covered by and reserved for issuance under this Plan by 4,300,000 common shares. The Plan is the only existing plan in which the Company is authorized to grant equity-based awards. The Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants.  At June 30, 2017, there were approximately 2,206,000 common shares remaining available for grant under the Plan.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Selling, general and administrative	$2,949	$2,633	$5,769	$6,216
Research and development	4	—	8	327
Total non-cash share-based compensation expense	$2,953	$2,633	$5,777	$6,543

Included in the table above is approximately $0.5 million of share-based compensation expense related to the accelerated vesting of certain Tribute equity awards upon consummation of the Merger, which was recorded as selling, general and administrative expense in the first quarter of 2016. There was no such charge for the three or six months ended June 30, 2017.

Options to Purchase Common Shares

A summary of option activity for the three months ended June 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
	Underlying	Exercise	Remaining	Intrinsic
Stock Option Awards	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2016	3,065	$5.85	4.8 years
Granted	1,489	$1.77
Exercised	(41)	$2.63
Forfeited or expired	(488)	$9.79
Outstanding at June 30, 2017	4,025	$3.89	6.6 years	$—

Exercisable at June 30, 2017	1,989	$5.26	2.4 years	$—

The weighted average grant date fair value for option awards granted during the six months ended June 30, 2017 was $1.18 per option.

As of June 30, 2017, there was approximately $5.3 million of unrecognized compensation costs related to option awards, which are expected to be recognized over a remaining weighted average period of 2.2 years.

RSUs and PSUs

A summary of RSUs, including performance restricted stock units (“PSUs”), activity for the three months ended June 30, 2017, is as follows:

		Weighted-
	Underlying	Average
	Underlying	Grant Date
Restricted Stock Units, including PSUs	Shares	Fair Value
Nonvested restricted stock units at December 31, 2016	4,324	$6.62
Granted	1,967	$2.04
Vested	(1,150)	$6.89
Forfeited or expired	(38)	$4.95
Nonvested restricted stock units at June 30, 2017	5,103	$4.81

During the six months ended June 30, 2017, approximately 1,072,000 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $2.5 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined market-based performance goals.

As of June 30, 2017, there was approximately $21.4 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a remaining weighted average period of 2.0 years.

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

Legal Proceedings

The Company is currently party to legal proceedings arising in the normal course of business, principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company has not recorded any loss contingencies for any of these matters as of June 30, 2017. While it is not possible to determine the outcome of these matters, in the event of an adverse outcome or outcomes, the Company’s business could be materially harmed. The Company intends to vigorously defend its intellectual property rights.

Vimovo® ANDA Litigation

Between March 14, 2011 and May 16, 2013, Pozen, now a subsidiary of the Company, received Paragraph IV Notice Letters from Dr. Reddy’s Laboratories (“DRL”), Lupin Ltd. (“Lupin”), Watson Laboratories, Inc. – Florida (“Watson,” now part of Actavis), and Mylan Pharmaceuticals Inc. (“Mylan”), stating that each had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking regulatory approval to market a generic version of our Vimovo product before the expiration of U.S. Patent No. 6,926,907 (the “‘907 patent”). On November 20, 2012, Pozen received a second Notice Letter from DRL stating that DRL had filed a second ANDA with the FDA seeking regulatory approval to market a different generic formulation of the Vimovo product before the expiration of the ‘907 patent. The ‘907 patent is assigned to Pozen and listed for the Vimovo product in the FDA’s publication titled “Approved Drug Products with Therapeutic Equivalence Evaluations” (also known as the “Orange Book”).

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

On October 15, 2013, the United States Patent & Trademark Office (“USPTO”) issued to Pozen U.S. Patent No. 8,557,285 (the “‘285 patent”). The ‘285 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘907 patent. On October 23, 2013, Pozen filed suits against DRL, Lupin, Watson and Mylan in the District Court asserting infringement of the ‘285 patent. These suits have each been consolidated with the above referenced suits involving the ‘907 patent. Between January 12 and 20, 2017, the District court conducted a 6-day bench trial involving

Defendants DRL and Mylan relating solely to the validity and infringement of the ‘907 and ‘285 patents.   On July 21, 2017, the District Court issued a Final Judgment that the ‘907 and ‘285 patents are not invalid and that the DRL and Mylan ANDA products  infringe the asserted claims of the ‘285 patent and that the Mylan ANDA product infringes the asserted claims of the ‘907 patent.  The Final Judgment further orders that the effective date of any final approval by the FDA of the DRL and Mylan ANDA’s not be earlier than the expiration of the patents at issue.  Based upon a pre-trial agreement between the parties, Lupin is also bound by the District Court’s Final Judgment. Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful, would further prevent generic entry by these potential generic competitors until October 2031, subject to the outcome of the pending appeal of the order of dismissal of claims against Actavis in the Vimovo cases (described below).

Between October 7, 2014 and July 19, 2016, the USPTO issued to Pozen U.S. Patent Nos. 8,852,636 (the “‘636 patent”), 8,858,996 (the “‘996 patent”), 8,865,190 (the “190 patent”), 8,945,621 (the “‘621 patent”), 9,161,920 (the “‘920 patent”), 9,198,888 (the “‘888 patent”), 9,220,698 (the “‘698 patent”), 9,345,695 (the “‘695 patent”) and  9,393,208 (the “‘208 patent”). The ‘636, ‘996, ‘190, ‘621, ‘920, ‘888, ‘698, ‘695 and ‘208  patents are each listed in the Orange Book for the VIMOVO product.

On May 13, 2015, Pozen and Horizon filed suit against DRL, Lupin, Actavis (formerly known as Watson) and Mylan in the District Court asserting infringement of the ‘636 and ‘996 patents. On June 18, 2015, Pozen filed Amended Complaints in each of the suits to assert infringement of the ‘190 patent.

On January 25, 2016, Pozen and Horizon filed suit against Actavis in the District Court asserting infringement of the ‘920 and ‘888 patents. On February 10, 2016, Pozen filed Amended Complaints against DRL, Lupin and Mylan to assert infringement of the ‘920 and ‘888 patents. On August 11, 2016, Pozen and Horizon filed suit against DRL, Lupin, Actavis and Mylan in the District Court asserting infringement of the ’621, ’698,  ’695 and ‘208 patents.  The cases involving the ‘636, ‘996, ‘190, ‘621, ‘920, ‘888, ‘698, ‘695 and ‘208  patents have been consolidated for pretrial and discovery.   The District Court has yet to set a trial date.

On December 19, 2016, defendant Actavis filed a motion to compel enforcement of an alleged settlement agreement related to those Vimovo cases in which it was involved. On December 22, 2016, oral argument was held by the Magistrate Judge on Defendant Actavis' motion. On December 22, 2016, the Magistrate Judge entered a report and recommendation that Actavis’ motion to compel the enforcement of settlement be granted. On December 30, 2016, the District Court Judge ordered the adoption of the report and recommendation. On January 10, 2017, an Order of Dismissal was entered for all claims against Actavis in the Vimovo cases. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on February 8, 2017. That appeal is currently pending.

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

Inter Partes Review

In 2015, DRL  and the Coalition for Affordable Drugs VII L.L.C. (“CFAD”) filed Petitions (“IPR Petitions”) seeking Patent Trial and Appeal Board (“PTAB”) review of the ‘285 patent, the ‘907 patent, the ‘996 patent and the ‘636 patent.  The PTAB denied each of those Petitions.

On August 12, 2015, CFAD filed an IPR Petition of the ‘621 patent. On February 22, 2016 the PTAB instituted review of the claims of the ‘621 patent. On February 21, 2017, after briefing and oral argument, the PTAB issued a determination that the claims of the ‘621 patent were not shown to be unpatentable.

On August 19, 2015, Lupin filed three separate IPR Petitions of the ‘996, ‘636 and ‘190 patents with the PTAB. On March 1, 2016 the PTAB denied Lupin’s petition for review of the ‘636 patent and instituted review of a limited number of the claims in each of the ‘996 and ‘190 patents. On February 28, 2017, after briefing and oral argument, the PTAB issued a determination that the claims of the ‘996 and ‘190 patents were not shown to be unpatentable.

On November 12, 2015, Gray Square Pharmaceuticals, LLC (formerly known as Graybar Pharmaceuticals, LLC) filed an IPR Petition of U.S. Patent No. 7,332,183 (the “‘183 patent”) which covers Pozen’s Treximet product.  That petition was denied.

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

On March 23, 2016, AstraZeneca Canada received another Notice of Allegation from Mylan Canada in respect of the ‘098 patent, informing them that Mylan Canada has filed a supplemental submission for one of the strengths of its naproxen/esomeprazole magnesium tablets. This Notice of Allegation states that Mylan Canada withdrew from its ANDS the 375/20 mg strength and re-filed a supplemental submission for this strength. In this circumstance, Mylan is required to file, and has provided another Notice of Allegation in respect of the ‘098 patent. The allegations in respect of the ‘098 patent are identical to those asserted in the first Notice of Allegation. In response, Pozen and AstraZeneca Canada commenced another proceeding in the Federal Court of Canada on May 5, 2016 seeking to prohibit Health Canada from approving Mylan Canada’s 375/20 mg strength naproxen/esomeprazole magnesium tablet until the expiry of the ‘098 patent. As the allegations made in respect of the ‘098 patent are identical, on the parties’ consent, the Court stayed the proceeding and the parties agreed that the outcome of the first proceeding discussed above, will determine the outcome for this new proceeding. Following the Decision, this proceeding was discontinued on February, 10, 2017. The Minister issued approval for Mylan’s 375/20 mg strength naproxen/esomeprazole magnesium tablets on February 10, 2017. In May 2017, Mylan’s generic naproxen/esomeprazole magnesium tablets became available in Canada.

Yosprala® ANDA Litigation

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

On July 13, 2017, the District Court set a scheduling order for the lawsuit.  A Claim Construction hearing is set for January 31, 2018, and trial is set to begin on February 4, 2019.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of applicable securities laws in Canada. Forward-looking statements include, but are not limited to, statements about execution of our commercialization strategy with our expanded product portfolio, including Yosprala® (aspirin and omeprazole), Fibricor® (fenofibric acid) and its authorized generic, Toprol-XL® (metoprolol succinate) and its currently marketed authorized generic and Zontivity®  (vorapaxar), the benfits of the combination of POZEN Inc. and Tribute Pharmaceuticals Canada Inc., cash and cash equivalents together with cash expected to be generated from our business currently believed to be sufficient to fund our operations for at least the next twelve months, cost savings initiatives, business development plans, our operating model and financial discipline, our objective to achieve sustained long-term growth, product launches, our strategies, plans, objectives, financial forecasts, goals, prospects, prospective products or product approvals, future performance or results of current and anticipated products, exposure to foreign currency exchange rate fluctuations, interest rate changes and other statements that are not historical facts, and such statements are typically identified by use of terms such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “continue” or the negative or similar words, variations of these words or other comparable words or phrases, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 13, 2017 and those described from time to time in our future reports filed with the SEC and securities regulatory authorities in Canada. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as‑converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the periods ended June 30, 2017 unless otherwise noted.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•

Overview—this section provides financial highlights, our business strategy, recent developments, a summary of our marketed products, our product pipeline update, and a summary of our out-licensed products.

•	Results of Operations—this section provides a review of our results of operations for the three and six months ended June 30, 2017 and 2016.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

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

On September 15, 2016, we announced that the U.S. Food and Drug Administration (“FDA”) approved Yosprala  (aspirin and omeprazole) for the secondary prevention of cardiovascular and cerebrovascular events in patients at risk for aspirin-associated gastric ulcers.

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL (metoprolol succinate) and the currently marketed authorized generic (the “AG”) pursuant to an asset purchase agreement (the “Toprol-XL Asset Purchase Agreement”) entered into between AstraZeneca AB (“AstraZeneca”), Aralez Ireland and Aralez Pharmaceuticals Inc. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives; the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. Toprol-XL and the AG further expands our cardiovascular portfolio.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Product revenues, net	$8,768	$7,375	$15,454	$10,940
Other revenues	18,850	5,203	38,133	9,695
Total revenues, net	27,618	12,578	53,587	20,635
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	2,948	3,360	5,704	5,898
Selling, general and administrative	32,234	22,731	63,080	60,190
Research and development	728	1,474	822	5,886
Amortization of intangible assets	8,534	2,134	17,047	3,406
Change in fair value of contingent consideration	3,594	—	8,037	—
Total costs and expenses	48,038	29,699	94,690	75,380
Loss from operations	(20,420)	(17,121)	(41,103)	(54,745)
Interest expense	(6,727)	(593)	(13,380)	(900)
Other income (expense), net	109	(270)	520	4,527
Loss before income taxes	(27,038)	(17,984)	(53,963)	(51,118)
Income tax expense (benefit)	482	(509)	1,034	145
Net loss	$(27,520)	$(17,475)	$(54,997)	$(51,263)
Basic net loss per common share	$(0.42)	$(0.27)	$(0.83)	$(0.88)
Diluted net loss per common share	$(0.42)	$(0.27)	$(0.83)	$(0.96)

Business Strategy

Our management team has a strong track record of success in creating, leading and expanding specialty pharmaceutical companies with marketing and sales capabilities. Driven by this leadership and leveraging our competitive platform, our focus on acquiring high potential growth opportunities through aggressive business development and licensing and strategic transactions, and commercializing our product portfolio to provide enhanced value to a range of stakeholders, is driven by the following primary strategies:

•

Maximize value of expanded portfolio – We plan to continue our focus on execution of our commercialization strategy with respect to our broadened cardiovascular portfolio, including Zontivity, which we acquired in September 2016 and fully relaunched in the United States in June 2017, Yosprala, which was approved by the FDA in September 2016, Fibricor®  (fenofibric acid) and its authorized generic, and Toprol-XL and the AG, which we acquired in October 2016.

•

Business Development through selective acquisitions – While we completed several transactions in 2016 to expand our portfolio offering, we plan to continue to pursue value-driven business development opportunities as they arise with a focus on strategic M&A, targeting companies with commercially available, cash flow generating products and revenues that offer synergies and growth potential, particularly in the cardiovascular and pain anchor areas. We will also continue to assess the addition of other specialty therapeutic areas through M&A activity with a similar focus on opportunities that we anticipate are or will become synergistic and revenue and cash flow generating.

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

Recent Developments

•

In April 2017, the Company reduced its U.S. sales force by 32% and began implementing a cost saving program with the objective of improving the Company's costs structure and preserving financial flexibility in 2017 and into the future.

•

On April 6, 2017, Aralez Pharmaceuticals US Inc. (“APUS”) and the United States Government (the “Government”) entered into a Modification of Contract for Toprol-XL pursuant to which the Government exercised its first renewal option under the VA National Contract between APUS and the Government (the “VA Contract”), extending the term of the VA Contract by one year to April 28, 2018 with reduced pricing for the duration thereof.

•

On April 24, 2017, the Company commenced its phased launch of Zontivity utilizing 15 sales representatives deployed to high volume physicians who treat post-myocardial infarction (“MI”) and Peripheral Artery Disease (“PAD”) patients.

•

On May 8, 2017, Aralez subsidiary Pozen entered into a license agreement with a multi-national pharmaceutical company pursuant to which Pozen granted a non-exclusive license to such company under a Japanese patent owned by Pozen. The non-exclusive license is limited to Japan. In consideration for this non-exclusive license, Pozen received an upfront payment of $4.0 million, plus contingent milestone payments and royalties under certain circumstances.

•

On May 9 2017, the Company announced that it is implementing a program aimed at allowing all patients to access Yosprala for only $10.00 per month, regardless of coverage or copay level set by the insurer.

•

On June 8, 2017, the Company commenced the national U.S. launch of Zontivity, which is now being promoted by a full complement of 75 sales representatives deployed to high volume physicians who treat post-MI and PAD patients.

•

On June 27, 2017, the Company announced that the United States District Court for the District of New Jersey upheld the validity of two patents owned by a subsidiary of Aralez and licensed to Horizon Pharma USA, Inc. covering Vimovo® (naproxen/esomeprazole magnesium), and further held that each defendant would infringe at least one of the two Aralez subsidiary's patents with their proposed generic naproxen/esomeprazole magnesium products.

Marketed Products – United States

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

In June 2017, we initiated the full relaunch of Zontivity by our U.S. sales force and are currently assessing our plans with respect to the commercialization of Zontivity in Canada. Zontivity competes with certain products referred to as oral anti-platelets, which market is dominated by the generic offerings for clopidogrel bisulfate. There are also two newer, competitive anti-platelet offerings in this class: Effient® and Brilinta®.

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

We have committed to perform two post-marketing requirements related to Yosprala. The first, an in-vitro study to examine the breakdown products of omeprazole at different pH levels, has been completed and submitted to the FDA as scheduled. Following this, a pharmacokinetics study measuring the levels of these degradants in serum compared to enteric-coated omeprazole is expected to be conducted in 2018.

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

Soriatane®

Soriatane® (acitretin) is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A. Soriatane was approved in Canada in 1994 and is the first and currently the only oral retinoid indicated for severe psoriasis. Soriatane is often used when milder forms of psoriasis treatments like topical steroids, emollients and topical tar-based therapies have failed. Soriatane is under license from Actavis Group PTC ehf, now a part of Allergan (“Allergan”), and we have the exclusive rights to market Soriatane in Canada.

We consider the competitive market for Soriatane to be biologic therapies such as Enbrel®, Humira® and Remicade®, and oral agents such as Cyclosporine and methotrexate.

Bezalip® SR

Bezalip® SR (bezafibrate) is an established pan-peroxisome proliferator-activated receptor activator. Bezalip SR, used to treat hyperlipidemia (high cholesterol), has over 25 years of therapeutic use globally. Bezalip SR helps lower LDL-C and triglycerides while raising HDL-C levels. It also improves insulin sensitivity and reduces blood glucose levels, which in combination with the cholesterol effects may significantly lower the incidence of cardiovascular events and development of diabetes in patients with features of metabolic syndrome. Bezalip SR is contraindicated in patients with hepatic and renal impairment, pre-existing gallbladder disease, hypersensitivity to bezafibrate, or pregnancy or lactation. Bezalip SR is under license from Allergan, and we have the exclusive rights to market Bezalip SR in Canada and the United States. At this time, we are only marketing Bezalip SR in Canada.

We consider the competitive market for Bezalip SR to be the fibrates class of cholesterol-lowering treatments, which is composed of three competing molecules: (1) gemfibrozil (Lopid®), (2) bezafibrate (Bezalip SR), and (3)

fenofibrate (Lipidil® in Canada or Tricor® in the United States). Further, there was a generic entry into the Canadian market in the third quarter of 2016.

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

In 2010, we officially transferred to AstraZeneca the investigational new drug application (“IND”) and new drug application (“NDA”) for the product such that AstraZeneca became responsible for the commercialization of Vimovo. In November 2013, AstraZeneca entered into an agreement for Horizon Pharma USA, Inc. (“Horizon”) to acquire the U.S. rights for Vimovo. Under the terms of the agreement, we receive from Horizon a 10% royalty on net sales of Vimovo sold in the United States, with guaranteed annual minimum royalty payments of $7.5 million. The guaranteed annual minimum royalty payments are applicable for each calendar year that certain patents which cover Vimovo are in effect and certain types of competing products are not on the market in the United States (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents).  Horizon’s royalty payment obligation with respect to Vimovo expires on the later of (a) the last to expire of certain patents covering Vimovo, and (b) ten years after the first commercial sale of Vimovo in the United States. The royalty rate may be reduced to the mid-single digits in the event of a loss of market share as a result of certain competing products (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents). In June 2017, the United States District Court for the District of New Jersey upheld the validity of two patents owned by Aralez and licensed to Horizon covering Vimovo in the United States.  Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful, would further prevent generic entry by these potential generic competitors until October 2031, subject to the outcome of the pending appeal of the order of dismissal of claims against Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. in the Vimovo cases.    See Note 11, “Commitments and Contingencies” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report for more information.

AstraZeneca will continue to have rights to commercialize Vimovo outside of the United States and Japan and paid us a royalty of 6% on all sales within its territory through 2015, which increased to 10% commencing in the first quarter of 2016.  AstraZeneca’s royalty payment obligation with respect to Vimovo expires on a country-by country basis upon the later of (a) expiration of the last-to-expire of certain patent rights related to Vimovo in that country, and (b) ten years after the first commercial sale of Vimovo in such country.  The royalty rate may be reduced to the mid-single digits in the event of a loss of market share as a result of certain competing products (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents). As the result of an unfavorable outcome in certain patent litigation in Canada, in May 2017 Mylan’s generic naproxen/esomeprazole magnesium tablets became available in Canada.  See Note 11, “Commitments and Contingencies” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report for more information.

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

Product Pipeline Updates

We  plan to consider various avenues to commercialize Yosprala outside of the U.S.  In January 2017, we submitted a Marketing Authorization Application to the European Medicines Agency for its investigational candidate, PA10040 (aspirin and omeprazole, which is marketed in a tablet form under the brand name Yosprala in the United States), for the secondary prevention of cardiovascular disease in patients at risk for aspirin-induced gastric ulcers. However, in July 2017, we withdrew such application to focus our resources on the U.S. market for Yosprala.

Results of Operations for the three and six months ended June 30, 2017 and 2016

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Product revenues, net	$8,768	$7,375	$15,454	$10,940
Other revenues	18,850	5,203	38,133	9,695
Total revenues, net	$27,618	$12,578	$53,587	$20,635

Product Revenues, net

Net product revenues for the three months ended June 30, 2017 were $8.8 million, an increase of $1.4 million, compared to $7.4 million for the three months ended June 30, 2016. The increase related primarily to sales of Zontivity and Yosprala in the United States and Blexten in Canada during the second quarter of 2017. Beginning on March 31, 2017, we began recording revenue for Zontivity on  a gross basis. Previously, sales of Zontivity, which was acquired in September 2016, were recorded in other revenues as the product was being sold on our behalf by Merck for an interim period post acquisition. Blexten and Yosprala received regulatory approval in April 2016 and September 2016, respectively, and were launched in the second half of 2016. As such, there was no corresponding revenues in 2016 for these products

Net product revenues for the six months ended June 30, 2017 were $15.5 million, an increase of $4.6 million, compared to $10.9 million for the six months ended June 30, 2016. The increase related to sales of Zontivity in the second quarter of 2017, Yosprala (in the U.S.) and Blexten (in Canada), which each received regulatory approval during the second half of 2016, as well as an overall increase in revenues in Canada from the product portfolio we acquired in the Tribute merger, including revenues from sales of Bezalip, Fiorinal, Soriatane, and Proferrin. Net product revenues for the six months ended June 30, 2016 only include sales from the date of the Tribute merger on February 5, 2016.

Other Revenues

Other revenues for the three months ended June 30, 2017 were $18.9 million, an increase of $13.7 million, compared to $5.2 million for the three months ended June 30, 2016. The increase related primarily to net revenues of $11.0 million for Toprol-XL and the AG, which was acquired in October 2016, and is being sold on our behalf by AstraZeneca for an interim period post acquisition. Also contributing to the increase was $4.0 million in license fee revenue recognized during in the second quarter of 2017 in connection with a license agreement executed in May 2017. The increase was offset by a decrease of approximately $1.3 million in net royalties from Vimovo during the second quarter of 2017 compared to the prior year.

Other revenues for the six months ended June 30, 2017 were $38.1 million, an increase of $28.4 million, compared to $9.7 million for the six months ended June 30, 2016. The increase related primarily to net revenues of $26.0 million for Toprol-XL and the AG, which was acquired in October 2016, and is being sold on our behalf by AstraZeneca for an interim period post acquisition. Also contributing to the increase was $4.0 million in license fee revenue recognized in connection with a license agreement executed in May 2017. The increase was offset by a decrease of approximately $2.0 million in net royalties from Vimovo during the six months ended June 30, 2017, compared to the prior year.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$2,948	$3,360	$5,704	$5,898
Selling, general and administrative	32,234	22,731	63,080	60,190
Research and development	728	1,474	822	5,886
Amortization of intangible assets	8,534	2,134	17,047	3,406
Change in fair value of contingent consideration	3,594	—	8,037	—
Total costs and expenses	$48,038	$29,699	$94,690	$75,380

Cost of Product Revenues

Cost of product revenues were $2.9 million for the three months ended June 30, 2017, a decrease of $0.5 million, compared to $3.4 million for the three months ended June 30, 2016. The decrease related primarily to $0.8 million in inventory step-up costs related to the Tribute merger that were expensed in the second quarter of 2016, offset by an increase in cost of product revenues related to the corresponding increase in product revenues in the second quarter of 2017.

Cost of product revenues were $5.7 million for the six months ended June 30, 2017, a decrease of $0.2 million, compared to $5.9 million for the six months ended June 30, 2016.  The decrease related primarily to $1.5 million in inventory step-up costs related to the Tribute merger that were expensed during the first half of 2016, offset by an increase in cost of product revenues related to the corresponding increase in product revenues for the 2017 period.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $32.2 million for the three months ended June 30, 2017, an increase of $9.5 million, compared to $22.7 million for the three months ended June 30, 2016. The increase was primarily due to increased costs of $7.0 million related to the overall increase in our U.S. sales force, the build up of which began in 2016, notwithstanding the reduction in sales force in the second quarter of 2017, and increased promotional expenses totaling $3.8 million to support the relaunch of Zontivity in the U.S. during the second quarter of 2017, partially offset by lower infrastructure costs of $1.7 million during the 2017 period.

Our selling, general and administrative expenses totaled $63.1 million for the six months ended June 30, 2017, an increase of $2.9 million, compared to $60.2 million for the six months ended June 30, 2016. The increase in the first half of 2017 was primarily due to increased costs of $12.5 million related to the overall increase in our U.S. sales force, the build up of which began in the second half 2016, notwithstanding the reduction in sales force in the second quarter of 2017, increased promotional expenses of $8.0 million to support the Zontivity relaunch in the U.S. during the second quarter of 2017 and costs incurred for the promotion of Yosprala during the first quarter of 2017. The increased costs in the first half of 2017 were partially offset by $19.4 million in costs related to the Merger in the corresponding prior year period.

Research and Development Expenses

Research and development expenses were $0.7 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Research and development expenses were $0.8 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in research and development expenses for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to lower costs incurred for Yosprala, for which FDA approval was received in September 2016.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger and the acquisitions of Zontivity and Toprol-XL and the AG in 2016. Amortization expense was $8.5 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively.  Amortization expense was $17.0 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in the 2017 periods primarily related to assets acquired in the Zontivity and Toprol-XL and the AG acquisitions in September 2016 and October 2016, respectively.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $3.6 million and $4.4 million during the three and six months ended June 30, 2017, respectively, related primarily to accretion expense from the contingent consideration recorded in connection with the Zontivity and Toprol-XL and the AG acquisitions. There was no contingent consideration recorded during the three and six months ended June 30, 2016.

Interest and Other Income, net

The following table sets forth interest expense and other income, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$(6,727)	$(593)	$(13,380)	$(900)
Other income (expense), net	109	(270)	520	4,527
Total interest and other income, net	$(6,618)	$(863)	$(12,860)	$3,627

Interest Expense

Interest expense totaled $6.7 million and $13.4 million for the three and six months ended June 30, 2017 and was primarily due to the October 31, 2016 drawdown of $200.0 million under a credit facility under the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Tribute and certain lenders party thereto with an interest rate of 12.5% and the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016. Interest expense for the three and six months ended June 30, 2016 was $0.6 million and $0.9 million, respectively.

Other Income, net

Other income, net for the three months ended June 30, 2017 was $0.1 million compared to other expense, net of $0.3 million for the three months ended June 30, 2016. The increase related primarily to a slight increase in interest income in second quarter of 2017. Other income, net for the six months ended June 30, 2017 was $0.5 million compared to $4.5 million for the six months ended June 30, 2016, a decrease of $3.9 million. The decrease principally related to a $4.6 million decrease in the fair value of the warrants liability acquired from Tribute during the prior year, offset by a $0.3 million gain from the sale of a building during the six months ended June 30, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from the royalty payments received from our commercialization partners for net sales of Vimovo; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. Our principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG, and Fibricor and our Canadian portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments. As of June 30, 2017, we had approximately $55.8 million of cash and cash equivalents which, together with cash we expect to generate from our business, we currently believe is sufficient to fund our operations for at least the next twelve months from August 9, 2017, the filing date of these quarterly financial statements on Form 10-Q, including our principal liquidity requirements set forth above.

Our ability to become profitable and/or to generate positive cash from operations depends upon, among other things, our ability to generate revenues from sales of our products and prudently manage our expenses. New sources of product revenue have only recently been approved, in the case of Yosprala in the United States and Blexten in Canada, or acquired by the Company, in the case of Zontivity in the United States and Canada and Toprol-XL and the AG in the United States. The ability of such products to generate revenues and cash flows depends on a variety of factors, including the success of our commercialization efforts and competition in applicable markets. If we do not generate sufficient product revenues, or prudently manage our expenses, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

During the second quarter of 2017, we implemented a program of cost savings initiatives, which included a 32% reduction in our U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala and other cost reductions across the business.  In addition, we are actively exploring other initiatives, such as business development opportunities and refinancing options, to improve our future liquidity. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If we are not successful in any or all of these initiatives, or if our future operations fail to meet our current expectations, our projected future liquidity may be limited, which could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

Borrowings and Other Liabilities

At June 30, 2017, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders under the Facility Agreement in connection with the closing of the Merger and $200.0 million outstanding under a credit facility under the Facility Agreement, due on October 31, 2022, with an interest rate of 12.5% per annum.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2017 compared to net cash used in operating activities of $57.7 million for the six months ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2017 was primarily related to cash used to fund our operations, including the relaunch of Zontivity in the second quarter of 2017, offset by positive working capital and cash received from a licensing agreement in May 2017.

Net cash used in operating activities for the six months ended June 30, 2016 was primarily due to pre-commercialization expenses incurred for the planned launch of Yosprala and costs related to the build out and support of the global corporate infrastructure. In addition, net cash used in operating activities included expenses related to the acquisition of Tribute, including payments of transaction expenses of approximately $12.4 million, excise tax equalization payments of $12.0 million, and severance payments of $4.2 million.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2017 compared to net cash used by investing activities of $19.1 million for the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017, principally related to $1.7 million paid for capital expenditures, partially offset by proceeds of $0.5 million from the sale of a building during the period. Net cash used in investing activities for the six months ended June 30, 2016, principally related to $17.9 million of cash consideration used to consummate the Merger, consisting of the repayment of Tribute indebtedness, net of cash acquired.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $3.9 million and primarily related to contingent consideration payments made for our Toprol-XL (and the AG) and Zontivity acquisitions. Net cash provided by financing activities was $144.9 million for the six months ended June 30, 2016 and included the receipt of $75.0 million from the issuance of the 2022 Notes and $75.0 million from the issuance of equity to certain investors, net of issuance costs of $0.7 million, partially offset by $3.9 million used for the repayment of the MFI Note.

Commitments and Contingencies

Legal Proceedings

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at June 30, 2017 (in thousands):

	Payments Due By Period
		Within			More than
Contractual Obligations (1)	Total	1 year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$75,000	$—
2022 Notes – interest (2)	9,103	1,875	3,755	3,473	—
Credit Facility - principal (3)	200,000	—	—	—	200,000
Credit Facility - interest (3)	139,794	25,000	50,068	50,000	14,726
Operating lease obligations (4)	18,716	2,026	5,450	4,915	6,325
Other (5)	900	150	300	300	150
Total	$443,513	$29,051	$59,573	$133,688	$221,201

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

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of June 30, 2017. The table above assumes no conversions prior to maturity.

(3)	The interest expense on the borrowings under the credit facility under the Facility Agreement includes the fixed-rate 12.5% per annum interest payable on the $200.0 million currently outstanding.

(4)

Amounts represent lease obligations existing at June 30, 2017, primarily for office space, including lease agreements for our global headquarters in Mississauga, Ontario, Canada, for our U.S. headquarters in Princeton, New Jersey, and for our Irish headquarters in Dublin, Ireland. The table above includes lease commitments for the full term of the leases under the respective agreements. Certain of such lease agreements may be terminated before the full term, including the agreement for the Princeton, New Jersey lease, which may be terminated after seven years in consideration of an early termination penalty equal to four months of rent.

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

We have various agreements with third-parties with contingent consideration and milestone payments that are potentially payable by or to us, as more fully described in Note 2, “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements. These payments are contingent upon achieving development, regulatory and/or sales-based milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain. These agreements include:

•

In connection with our acquisition of Toprol-XL, we are obligated to pay certain milestone payments upon the occurrence of certain milestone events based on the annual aggregate net sales of Toprol-XL and the AG and other contingent events, which in no event will exceed $48 million in the aggregate, and royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez, and (B) 15% of quarterly net sales of the AG or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the AG or other third party authorized generic by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period.

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

•

We have a product development and profit share agreement with Allergan to develop, obtain regulatory approval of and market Bezalip SR in the United States. We may owe a milestone payment of $5.0 million to Allergan in the event that we pursue and obtain regulatory approval to market Bezalip SR in the United States.

•

In connection with our acquisition of Fibricor and its authorized generic in the United States, we may be obligated to pay up to $4.5 million in milestone payments based on annual net sales of Fibricor and its authorized generic as well as royalties ranging from the high single digits to low double digits based on annual net sales of such products.

Off-Balance Sheet Arrangements

At June 30, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Our U.S. products are distributed through a limited number of specialty distributors, specialty pharmacy providers and wholesalers in the U.S. (each a “Customer”, or collectively, our “Customers”).  These Customers subsequently resell our products to health care providers, pharmacies and patients.  In addition to distribution agreements with Customers, we enter into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

Except for Yosprala and Toprol-XL and the AG, which are described below, we recognize gross revenues from sales of our products on the sell in method when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer. We establish reserves based on estimates of amounts for rebates, chargebacks, discounts, distributors fees, and returns and allowances earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). On March 31, 2017, we began recognizing gross revenues from sales of Zontivity on the sell in method.  Previously, revenues from sales of Zontivity were recognized in other revenues, net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. Product sales from Fibricor are also recorded on a sell in method.

Revenues from the sale of Yosprala® in the United States are recorded on a sell through method since we do not have sufficient historical data to estimate returns. As such, we defer revenue and costs of inventory for all Yosprala products shipped to wholesalers in the United States until the product is sold through to the end customer.

All of our products have a returns policy that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. Our estimate of the provision for returns for those products that use a sell in method is analyzed quarterly and is based upon many factors, including historical data of actual returns and analysis of the level of inventory in the distribution channel, if any. We believe that the reserves we have established is reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.To date, such adjustments have not been material.

Other Revenues

Other revenues include revenues from licensing arrangements with other biopharmaceutical companies, including license fee payments, milestones payments and royalties. Revenue from license fee payments, milestone payments and royalties are recognized when we have fulfilled our performance obligations under the terms of our contractual agreements, has no future obligations, and the amount of the license fee payment, milestone payment or royalty fee is determinable. Royalty revenue that is reasonably estimable and determinable is recognized based on estimates utilizing information reported to us by our commercialization partners.

Other revenues also includes net revenues from sales of Toprol-XL and the AG from its acquisition date, recognized net of related cost of product revenues and fees paid to AstraZeneca under a transition services agreement in effect through December 31, 2017. We record these revenues net of related cost since we are not the principal in the arrangement and we expect to record this revenue similar to a royalty arrangement until we are deemed to be the principal in the sales and marketing of these products, at which point we will record net sales and costs of revenue separately. Additionally, other revenues also include net revenues from sales of Zontivity until March 31, 2017 recognized net of related cost of product revenues and fees paid to Merck under a transition services agreement in effect through March 31, 2017. On March 31, 2017, we began recognizing gross revenues from sales of Zontivity on the sell in method, which are recorded as product revenues, net.

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

Contingent Consideration

Certain of our business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment.

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

Share-Based Compensation

We expense the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions are expensed over the service period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date.

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

In the first quarter of 2017, we adopted ASU 2016-09. As a result of the adoption of ASU 2016-09, we recognize, on a prospective basis, the impact of forfeitures when they occur, with no adjustment for estimated forfeitures, and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, we now recognize the cash flow impact of such excess tax benefits in operating activities in our condensed consolidated statements of cash flows. The classification of excess tax benefits on the statement of cash flows for the prior period have not been adjusted. There was no net impact on our opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess  tax benefits was offset by a related change in the valuation allowance.

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

The carrying amount of our cash and cash equivalents approximate its fair value due to the short-term nature of these amounts. The warrants liability was previously carried at fair value and was included within other current liabilities on the consolidated balance sheet at December 31, 2016, however, the warrants associated with the warrants liability expired in May 2017. The significant unobservable inputs used in the fair value measurement of our warrants liability, which used a Black-Scholes valuation model, included the volatility of our common shares and the expected term. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at June 30, 2017. The significant unobservable inputs used in the fair value measurement of our contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-

weighted cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

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

.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended June 30, 2017 identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1	First Amendment to Asset Purchase Agreement, dated as of July 7, 2017, by and between AstraZeneca AB, Aralez Pharmaceuticals Trading DAC and Aralez Pharmaceuticals Inc. †

10.2	Amended and Restated 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Aralez Pharmaceuticals Inc.’s Current Report on Form 8-K filed May 3, 2017).

10.3

Amendment to Nonqualified Stock Option Award Agreements, dated June 7, 2017, by and between Aralez Pharmaceuticals Inc. and Jason Aryeh (incorporated by reference to Exhibit 10.1 to Aralez Pharmaceuticals Inc.’s Current Report on Form 8-K filed June 7, 2017).

10.4

Amendment to Restricted Stock Unit Award Agreement, dated June 7, 2017, by and between Aralez Pharmaceuticals Inc. and Jason Aryeh (incorporated by reference to Exhibit 10.2 to Aralez Pharmaceuticals Inc.’s Current Report on Form 8-K filed June 7, 2017).

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

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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

August 9, 2017

By:	/s/ Scott J. Charles
Scott J. Charles
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)