Form 10-Q
period 2017-09-30
Aralez Pharmaceuticals Inc.
filed 2017-11-09
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of the close of business on November 3, 2017, 66,885,770 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$40,731	$64,943
Accounts receivable, net	11,336	20,405
Inventory	4,920	4,548
Prepaid expenses and other current assets	3,325	2,435
Total current assets	60,312	92,331
Property and equipment, net	7,715	7,316
Goodwill	82,184	76,694
Other intangible assets, net	319,324	340,194
Other long-term assets	1,732	842
Total assets	$471,267	$517,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,145	$8,833
Accrued expenses	26,046	32,141
Short-term contingent consideration	8,930	10,430
Other current liabilities	3,223	5,870
Total current liabilities	60,344	57,274
Long-term debt, net	274,520	274,441
Deferred tax liability	3,522	3,273
Long-term contingent consideration	70,559	60,685
Other long-term liabilities	3,201	2,218
Total liabilities	412,146	397,891
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 66,848,770 and 65,640,607 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	361,181	352,336
Accumulated other comprehensive income	15,044	4,816
Accumulated deficit	(317,104)	(237,666)
Total shareholders’ equity	59,121	119,486
Total liabilities and shareholders’ equity	$471,267	$517,377

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$9,462	$8,058	$24,916	$18,998
Other revenues	14,876	5,570	53,009	15,265
Total revenues, net	24,338	13,628	77,925	34,263
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	3,054	3,362	8,758	9,260
Selling, general and administrative	24,686	25,445	87,766	85,635
Research and development	736	2,037	1,558	7,923
Amortization of intangible assets	8,671	2,418	25,718	5,824
Change in fair value of contingent consideration	4,632	—	12,669	—
Total costs and expenses	41,779	33,262	136,469	108,642
Loss from operations	(17,441)	(19,634)	(58,544)	(74,379)
Interest expense	(6,803)	(495)	(20,183)	(1,395)
Other income (expense), net	84	(173)	604	4,354
Loss before income taxes	(24,160)	(20,302)	(78,123)	(71,420)
Income tax expense	281	297	1,315	442
Net loss	$(24,441)	$(20,599)	$(79,438)	$(71,862)

Basic net loss per common share	$(0.37)	$(0.32)	$(1.20)	$(1.19)
Diluted net loss per common share	$(0.37)	$(0.32)	$(1.20)	$(1.26)
Shares used in computing basic net loss per common share	66,837	65,229	66,217	60,599
Shares used in computing diluted net loss per common share	66,837	65,229	66,217	60,676

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(24,441)	$(20,599)	$(79,438)	$(71,862)
Other comprehensive income:
Foreign currency translation adjustments	5,575	(2,062)	10,228	8,085
Other comprehensive income (loss)	5,575	(2,062)	10,228	8,085
Total comprehensive loss	$(18,866)	$(22,661)	$(69,210)	$(63,777)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(79,438)	$(71,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,819	6,019
Amortization of debt issuance costs	79	59
Change in fair value of contingent consideration	12,669	—
Payment of contingent consideration	(158)	—
Unrealized foreign currency transaction (gain) loss	(36)	(43)
Gain on sale of property and equipment	(266)	200
Change in fair value of warrants liability	(24)	(4,722)
Share-based compensation expense	8,738	9,202
Benefit from deferred income taxes	—	(1,261)
Changes in operating assets and liabilities:	—
Accounts receivable	6,959	2,135
Inventory	(62)	(926)
Prepaid expenses and other current assets	(878)	(563)
Accounts payable	13,197	(2,554)
Accrued expenses	(6,049)	(3,260)
Other liabilities	(809)	(1,088)
Other, net	68	—
Net cash used in operating activities	(19,191)	(68,664)

Investing activities
Acquisitions of businesses, net of cash acquired	—	(42,887)
Purchases of property and equipment	(1,702)	(2,014)
Proceeds from sale of property and equipment	523	—
Change in restricted cash balance	—	(281)
Other	(215)	(520)
Net cash used in investing activities	(1,394)	(45,702)

Financing activities
Proceeds from issuance of convertible debt	—	75,000
Proceeds from issuance of common stock	—	75,000
Payment of debt and equity issuance costs	—	(673)
Repayment of convertible note	—	(3,922)
Payment of contingent consideration	(4,137)	—
Proceeds from exercise of stock options / warrants	108	1,998
Payments related to settlement of stock awards	—	(1,660)
Net cash (used in) provided by financing activities	(4,029)	145,743
Net (decrease) increase in cash and cash equivalents	(24,614)	31,377
Effect of change in foreign exchange rates on cash and cash equivalents	402	340
Cash and cash equivalents at beginning of period	64,943	24,816
Cash and cash equivalents at end of period	$40,731	$56,533

Supplemental non-cash activities:
Fair value of assets acquired and liabilities assumed through acquisition of business (See Note 3)	$—	$115,136
Fair value of contingent consideration payable in connection with acquisition of business (See Note 3)	$—	$19,500
Non-cash additions to intangible assets (See Note 6)	$—	$415
Non-cash additions to property and equipment	$—	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$2,141	$1,282
Interest paid	$18,046	$1,047

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollars and shares in thousands, except per share data)

1.ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization

Aralez Pharmaceuticals Inc., together with its wholly-owned subsidiaries (“Aralez” or the “Company”), is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular and other specialty areas. Aralez’s global headquarters is located in Mississauga, Ontario, Canada, its U.S. headquarters is located in Princeton, New Jersey, United States, and its Irish headquarters is located in Dublin, Ireland. The Company’s common shares are listed on the NASDAQ Global Market under the trading symbol “ARLZ” and on the Toronto Stock Exchange under the trading symbol “ARZ.” Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which closed on February 5, 2016.

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

On September 6, 2016, Aralez Pharmaceuticals Trading DAC, a wholly-owned subsidiary of Aralez (“Aralez Ireland”), acquired the U.S. and Canadian rights to Zontivity® (vorapaxar), pursuant to an asset purchase agreement (the “Zontivity Asset Purchase Agreement”) with Schering-Plough (Ireland) Company, an Irish private unlimited company and an affiliate of Merck & Co., Inc., which subsequently assigned the Zontivity Asset Purchase Agreement to its affiliate MSD International GmbH (“Merck”).

On September 15, 2016, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved Yosprala®  (aspirin and omeprazole) for the secondary prevention of cardiovascular and cerebrovascular events in patients at risk for aspirin-associated gastric ulcers.

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL® (metoprolol succinate) and its authorized generic (the “AG”) pursuant to an asset purchase agreement (the “Toprol-XL Asset Purchase Agreement”) entered into between AstraZeneca AB (“AstraZeneca”), Aralez Ireland and Aralez Pharmaceuticals Inc.

Basis of Presentation and Consolidation

For financial reporting and accounting purposes, Pozen was the acquirer of Tribute pursuant to the Merger in a business combination that was completed on February 5, 2016. Aralez’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of Tribute only from the closing date of the Merger and the results of Zontivity only from September 6, 2016, its acquisition date. Aralez’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 do not include the results of Toprol-XL and the AG as this acquisition was completed on October 31, 2016.  Aralez’s results of operations for the three and nine months ended September 30, 2017 include the results of Tribute, Zontivity and Toprol-XL and the AG (See Note 2).

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

Product Revenues, net

The Company’s products are distributed through a limited number of specialty distributors, specialty pharmacy providers and wholesalers in the U.S. and Canada (each a “Customer”, or collectively, its “Customers”).  These Customers subsequently resell the Company’s products to healthcare providers, pharmacies and patients.  In addition to distribution agreements with Customers, the Company enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

The carrying amount of cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. The warrants liability was previously carried at fair value and was included within other current liabilities on the consolidated balance sheet at December 31, 2016, however, the warrants associated with the warrants liability expired in May 2017. The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability, which used a Black-Scholes valuation model, included the volatility of the Company’s common shares and the expected term. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at September 30, 2017. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

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

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income (loss) is presented, in a separate statement of comprehensive income (loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). There were no amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016. Other comprehensive income for the three and nine months ended September 30, 2017 related to foreign currency translation adjustments.

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

The Company has created a project team to analyze the impacts of ASU No. 2014-09 on its revenue streams, specifically focusing on (i) revenues from the sale of its products, and (ii) royalty revenues. The Company is reviewing its current accounting policies and practices to identify potential differences that would result from applying the guidance. The Company currently expects the most significant impact of the new guidance relates to the recognition of variable consideration. The new guidance requires the Company to estimate variable consideration and include in revenue amounts for which is it probable that a significant revenue reversal will not occur. This may result in revenue being recognized earlier than under the current guidance, particularly for products where the Company uses the sell through revenue recognition model. The Company will continue to assess new customer contracts throughout 2017 and any impact the standard will have on its processes, systems and controls. While the Company’s assessment of the impacts of ASU No. 2014-09 is still in process, the adoption of the guidance is not expected to have a material impact on the timing or measurement of the Company’s revenue recognition, however, it is likely that the Company will be required to provide significant additional disclosures about the Company’s revenue recognition policies in the notes to the consolidated financial statements upon adoption. The Company currently intends to adopt the standard using the modified retrospective method.

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

As noted in its liquidity disclosure, the Company’s principal sources of liquidity are cash generated from the royalty payments received from its commercialization partners for net sales of Vimovo; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. The Company’s principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG, Fibricor and the Company’s Canadian product portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments.  As of September 30, 2017, the Company had approximately $40.7 million of cash and cash equivalents which, together with cash expected to be generated from its business, it currently believes is sufficient to fund its operations for at least the next twelve months from November 9, 2017, the filing date of these quarterly financial statements on Form 10-Q, including its principal liquidity requirements set forth above.

Since the merger with Tribute in February 2016, the Company has incurred significant net losses. The Company has incurred net losses of $79.4 million for the nine months ended September 30, 2017, and $103.0 million for the year ended December 31, 2016. The Company’s ability to become profitable and/or to generate positive cash from operations depends upon, among other things, its ability to generate revenues from sales of its products and prudently manage its expenses. New sources of product revenue have only recently been approved, in the case of Yosprala in the United States and Blexten in Canada, or acquired by the Company, in the case of Zontivity in the United States and Canada and Toprol-XL and the AG in the United States. If the Company does not generate sufficient product revenues, or prudently manage its expenses, its business, financial condition, cash flows and results of operations could be materially and adversely affected.

During the second quarter of 2017, the Company implemented a program of cost savings initiatives, which included a 32% reduction in its U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala and other cost reductions across the business.  On November 9, 2017, the Company announced that it will implement new cost savings initiatives to increase profitability and enhance its liquidity position.  In addition, the Company is actively exploring other initiatives, such as  business development opportunities and financing options, to improve its future liquidity. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If the Company is not successful with respect to the initiatives described above, or if the Company’s future operations fail to meet its current expectations, the Company’s projected future liquidity may be limited, which may impact its assessment under this accounting standard in the future and could materially and adversely affect its business, financial condition, cash flows and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which requires equity investments to be measured at fair value with changes in fair value recognized in net income. It allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. It also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirements to disclose the methods used to estimate fair value for instruments measured at amortized cost on the balance sheet. The amendments in the ASU are effective for Aralez in the first quarter of 2018. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes current lease accounting guidance. The primary difference between current GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The standard requires a modified retrospective approach upon adoption, with practical expedients that may be available to elect. The standard is effective for Aralez in the first quarter of 2019 and early adoption is permitted. The Company is evaluating the impact of the ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for Aralez in the first quarter of 2018 using a retrospective transition method, and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for Aralez in the first quarter of 2018 on a prospective basis and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amended guidance eliminates a step from the goodwill impairment test. Under the amended guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amended guidance is effective for the year-ending December 31, 2020. Early adoption is permitted. The Company does not expect a significant effect on its consolidated financial statements upon adoption of this new guidance.

2.BUSINESS AGREEMENTS

Agreements with AstraZeneca for Toprol-XL

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL and the AG pursuant to the Toprol-XL Asset Purchase Agreement entered into between AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. In July 2017, AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. entered into an amendment to the Toprol-XL Asset Purchase Agreement pursuant to which (1) the milestone payments payable under the Toprol-XL Asset Purchase Agreement were deferred and extended, and (2) the definition of net sales was amended.  The purchase price under the Toprol-XL Asset Purchase Agreement, as amended, consists of (i) a payment of $175 million by Aralez Ireland to AstraZeneca, which was made on the closing date of the Toprol-XL acquisition; (ii) certain milestone payments payable by Aralez Ireland subsequent to the closing of the Toprol-XL acquisition upon the occurrence of certain milestone events based on the annual aggregate net sales of Toprol-XL and the AG and other contingent events, which in no event will exceed $48 million in the aggregate; (iii) royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez, and (B) 15% of quarterly net sales of the current or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the current or other third party authorized generic by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period and (iv) a payment for the value of the finished inventory of Toprol-XL and the AG at closing of the Toprol-XL acquisition, not to exceed a cap specified in the Toprol-XL Asset Purchase Agreement. Under the Toprol-XL Asset Purchase Agreement, as amended, if any milestone payments are triggered, no such payments would be payable in 2018.

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

Agreements with Merck for Zontivity

On September 6, 2016, Aralez Ireland acquired the U.S. and Canadian rights to Zontivity, pursuant to the Zontivity Asset Purchase Agreement with Merck. Zontivity represents an addition to the Company’s product portfolio in cardiovascular disease and is the first and currently the only approved therapy shown to inhibit the protease-activated receptor-1 (PAR-1), the primary receptor for thrombin, which is considered to be the most potent activator of platelets. The purchase price for Zontivity consists of (i) a payment of $25 million by Aralez Ireland to Merck, which was made on the closing date of the Zontivity acquisition, (ii) certain milestone payments payable by Aralez Ireland subsequent to the closing of the Zontivity acquisition upon the occurrence of certain milestone events based on the annual aggregate net sales of Zontivity, any combination product containing vorapaxar sulphate and one or more other active pharmaceutical ingredients or any line extension thereof, which in no event will exceed $80 million in the aggregate, and (iii) royalty payments in the low double digits based on the annual aggregate net sales of Zontivity, any combination product containing vorapaxar sulphate and one or more other active pharmaceutical ingredients or any line extension thereof.

Pursuant to the terms of the Zontivity Asset Purchase Agreement and certain ancillary agreements entered into in connection with the Zontivity acquisition, Merck has agreed to supply Zontivity to Aralez Ireland for a period of up to three years following the closing of the acquisition (although the packaging component has now been transferred to the Company). Merck also provided certain transition services to Aralez Ireland following the closing of the Zontivity acquisition through March 31, 2017 to facilitate the transition of the supply, sale and distribution of Zontivity, including distributing Zontivity on behalf of Aralez Ireland in exchange for compensation specified in the transition services agreement. In addition, in connection with the foregoing transactions, Merck granted Aralez Ireland, among other things, (i) an exclusive and royalty-free license to certain trademarks solely to exploit Zontivity in the U.S. and Canada and their respective territories, and (ii) an exclusive and royalty-free license to certain know-how solely in connection with the manufacture of Zontivity for exploitation in the U.S. and Canada and their respective territories.

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

During 2013, AstraZeneca decided to cease promotion and sampling of Vimovo in certain countries, including the United States and all countries in Europe, other than Spain and Portugal, which have pre-existing contractual relationships with third parties. In November 2013, AstraZeneca divested of all of its rights, title and interest to develop, commercialize and sell Vimovo in the United States to Horizon Pharma USA, Inc. (“Horizon”). In connection with this divestiture, in November 2013, the Company and AstraZeneca entered into an Amended and Restated Collaboration and License Agreement for the United States (the “U.S. Agreement”) and an Amended and Restated License and Collaboration Agreement for outside the United States and Japan (the “ROW Agreement”), which agreements collectively amended and restated the Original AZ Agreement (as amended prior to the date of the U.S. Agreement and ROW Agreement). With the Company’s consent pursuant to a letter agreement among the Company, AstraZeneca and Horizon, AstraZeneca subsequently assigned the U.S. Agreement to Horizon in connection with the divestiture. Further, the letter agreement establishes a process for AstraZeneca and Horizon to determine if certain sales milestones are achieved on a global basis and provides other clarifications and modifications required as a result of the contractual framework implemented among, or as otherwise agreed by, the parties. An additional $260.0 million is potentially payable to the Company if such sales milestones are achieved, however, these sales milestones are not currently expected to be achieved.

Under the U.S. Agreement, Horizon is obligated to pay the Company a 10% royalty on net sales of Vimovo and certain other products covered thereby in the United States.  Pursuant to an amendment of the U.S. Agreement (the “Amendment to the U.S. Agreement”) between the Company and Horizon, the Company is guaranteed an annual minimum royalty amount of $7.5 million each calendar year, provided that the patents owned by the Company which cover such products are in effect and certain types of competing products are not in the marketplace (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents). The Amendment to the U.S. Agreement also provides that Horizon has assumed AstraZeneca’s right to lead the on-going Paragraph IV litigation relating to Vimovo currently pending in the United States District Court for the District of New Jersey and will assume all patent-related defense costs relating to such litigation, including reimbursement up to specified amounts of the cost of any counsel retained by us, amends certain time periods for Horizon’s delivery of quarterly sales reports to the Company, and provides for quarterly update calls between the parties to discuss performance of Vimovo and Horizon’s commercialization efforts.

Pursuant to the ROW Agreement, AstraZeneca retained the rights to commercialize Vimovo and certain other products covered thereby outside of the United States and Japan and paid us a royalty of 6% on net sales within the applicable territory through 2015 and started paying us a royalty of 10% of net sales commencing in the first quarter of 2016.

The royalty rates above may be reduced due to the loss of market share as a result of certain competition inside and outside of the United States, as applicable (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents).  Furthermore, the Company’s right to receive royalties from AstraZeneca or Horizon, as applicable, expires on a country-by country basis upon the later of (a) expiration of the last-to expire of certain patent rights related to the applicable product(s) in that country, and (b) ten years after the first commercial sale of such product(s) in such country. In June 2017, the United States District Court for the District of New Jersey upheld the validity of two patents owned by Aralez and licensed to Horizon covering Vimovo in the United States. Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful, would further prevent generic entry by these potential generic competitors until March 2031, subject to the outcome of the pending appeal of the order of dismissal of claims against Actavis Laboratories FL, Inc. and Actavis Pharma, Inc. (collectively, “Actavis”) in the Vimovo cases.    As the result of an unfavorable outcome in certain patent litigation in Canada, Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada, which may reduce the Company’s royalty rate in Canada in the future.  See Note 11 – Commitments and Contingencies, for more information.

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

Agreement with Faes for BlextenTM

In 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named Blexten. The exclusive license is inclusive of prescription and non-prescription rights for Blexten, as well as adult and pediatric presentations in Canada. On March 31, 2016, Tribute assigned its interest in Blexten to Aralez Ireland. Regulatory approval to sell Blexten in Canada was received from Health Canada in April 2016 and the Company began commercializing Blexten in Canada in December 2016. The Company will owe milestone payments of approximately $1.8 million to Faes if certain sales targets or other milestone events are achieved.

Agreement with Nautilus for Cambia®

In 2010, Tribute signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia in Canada. In 2011, Tribute and Nautilus executed the first amendment to the license agreement and in 2012 executed the second amendment to the license agreement. The license agreement was assigned by Nautilus to Depomed, Inc. (“Depomed”) in 2013. Up to $5.8 million in sales-based milestone payments may be payable over time. Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

Agreement with Allergan for Bezalip® SR and Soriatane®

In 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf, now part of Allergan (“Allergan”), to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip SR and Soriatane (the “Allergan Products”). In 2010, a first amendment was signed with Allergan to grant Tribute the right and obligation to more actively market and promote the Allergan Products in Canada. In 2011, a second amendment was signed with Allergan that extended the term of the agreement, modified certain of the other terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Allergan Products. Tribute pays Allergan a sales and distribution fee based on a percentage of the aggregate net sales of the products. In 2011, Tribute signed a Product Development and Profit Share Agreement with Allergan to develop, obtain regulatory approval of and market Bezalip SR in the United States. Aralez will owe a milestone payment of $5.0 million to Allergan in the event that the Company pursues and obtains regulatory approval to market Bezalip SR in the United States.

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

In May 2014, the Company, GSK, CII and Pernix Therapeutics Holdings, Inc. (“Pernix”), entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the United States to Pernix. Upon the closing of the transaction in August 2014, with the Company’s consent, GSK assigned the GSK Agreement to Pernix. Pernix assumed the obligation to pay two sales performance milestones totaling up to $80.0 million if certain sales thresholds are achieved as well as royalties on all net sales of marketed products until at least the expiration of the last-to-expire issued applicable patent based upon the scheduled expiration of currently issued patents. Pernix may reduce, but not eliminate, the royalty payable to the Company if generic competitors attain a pre-determined share of the market for the combination product, or if Pernix owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. Immediately following the closing of the transaction, the Company entered into an amendment to the GSK Agreement with Pernix. This amendment, among other things, amends the royalty provisions to provide for a guaranteed quarterly minimum royalty of $4 million for the calendar quarters commencing in January 2015 and ending in March 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which the Company will provide reasonable assistance. This amendment to the GSK Agreement also eliminates restrictions in the GSK Agreement on the Company’s right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits the Company to seek approval for these combinations on the basis of the approved new drug application (“NDA”) for Treximet.

Distribution Agreements Regarding Toprol-XL AG

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

3.BUSINESS COMBINATIONS AND ACQUISITIONS

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Aralez’s financial results as if the acquisitions of Tribute, which was completed on February 5, 2016, Zontivity, which was completed on September 6, 2016, and Toprol-XL and the AG, which was completed on October 31, 2016, had each occurred on January 1, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Actual	Pro forma	Actual	Pro forma

Total revenues, net	$24,338	$40,954	$77,925	$119,297
Net loss	$(24,441)	$(30,767)	$(79,438)	$(58,061)
Diluted net loss per share	$(0.37)	$(0.56)	$(1.20)	$(1.03)

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

Revenues during the three and nine months ended September 30, 2017 for Toprol-XL and the AG, which was acquired in October 2016 and is being sold on our behalf under a transition services agreement that expires in December 2017, are recognized net of related cost of product revenues and transition service fees paid to AstraZeneca. The impact of this revenue recognition method for Toprol-XL and the AG from the date of the acquisition through December 31, 2017 resulted in lower reported revenues relative to the revenue that would have been reported had the Company recognized gross revenues from sales of Toprol-XL and its AG, which is the methodology used in the pro forma figures in the table above.  However, this accounting treatment did not impact the Company’s net loss or diluted net loss per share for the same periods. Beginning in 2018, the Company will begin recognizing gross revenues from sales of Toprol-XL and its authorized generic on the sell in method, which are recorded as product revenues, net.

The pro forma consolidated net loss includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combinations, net of the pro forma tax impact utilizing applicable statutory tax rates, as follows:

(i)	elimination of $0.0 million and $12.0 million of expense for excise tax equalization payments for the three and nine months ended September 30, 2016, respectively;

(ii)	elimination of $0.0 million and $4.0 million of severance charges for the three and nine months ended September 30, 2016, respectively;

(iii)	elimination of $0.0 million and $1.5 million of the inventory fair value step-up for the three and nine months ended September 30, 2016, respectively;

(iv)	elimination of $0.0 million and $0.5 million of stock based compensation expense for the three and nine months ended September 30, 2016, respectively;

(v)	elimination of $0.9 million and $13.6 million of transaction costs incurred by the combined Company for the three and nine months ended September 30, 2016, respectively;

(vi)

elimination of $0.4 million and $1.8 million of amortization for the three and nine months ended September 30, 2016, respectively, and the addition of amortization of finite-lived intangible assets acquired of $6.5 million and $20.2 million for the three and nine months ended September 30, 2016, respectively; and

(vii)

elimination of $0.0 million and $0.3 million of interest expense related to the Tribute acquisition for the three and nine months ended September 30, 2016, respectively, and the addition of $6.5 million and $18.8 million in interest expense related to the financing of the Zontivity and Toprol-XL acquisitions for the three and nine months ended September 30, 2016, respectively.

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

	September 30, 2017
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$40,731	$—	$—	$40,731

Liabilities:
Contingent consideration	$—	$—	$79,489	$79,489

	December 31, 2016
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$64,943	$—	$—	$64,943

Liabilities:
Contingent consideration	$—	$—	$71,115	$71,115
Warrants liability	$—	$—	$24	$24

Contingent Consideration

In connection with the acquisitions of Zontivity and Toprol-XL and the AG, the Company recorded short-term and long-term contingent consideration liabilities for future cash payments based on the occurrence of certain milestone events and royalty payments. The contingent consideration liability for both Zontivity and Toprol-XL and the AG is valued using a model, which incorporates Level 3 assumptions, including the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. During the three and nine months ended September 30, 2017, the Company recorded expense related to the contingent consideration for its acquisitions of Zontivity totaling $0.5 million and $1.8 million, respectively, and Toprol-XL totaling $4.1 million and $10.9 million for the same periods, respectively.  There was no corresponding contingent consideration accretion expense recorded during the three and nine months ended September 30, 2016.

Warrants Liability

In connection with the acquisition of Tribute, the Company assumed a liability for warrants that are treated as derivatives under accounting guidance for derivatives and hedging as they were issued with exercise prices denominated in a currency different than the Company’s reporting currency. Approximately 46 thousand of the total 0.9 million common shares underlying the warrants outstanding as of March 31, 2017 were classified as liabilities. These warrants, whose fair value was de minimis as of March 31, 2017, expired in May 2017. The warrants liability was valued using a Black-Scholes valuation model, which incorporates Level 3 assumptions including the volatility of the underlying share price and the expected term. A decrease in the fair value of the warrants liability of $24 thousand and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively, is included within other income, net in the condensed consolidated statements of operations. See Note 9, “Earnings Per Share,” for additional information.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at September 30, 2017:

				Range of
	Fair Value	Valuation technique	Unobservable Inputs	Inputs Utilized
Contingent consideration	$79,489	Monte Carlo	Volatility	33% - 68%
			Discount rate	13%

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to calculate the present value of the probability-weighted cash flows. During the third quarter of 2017, the Company updated its assumptions for the probability of success for certain milestone events in the Toprol-XL Asset Purchase Agreement.  In addition, the Company adjusted the timing of projected milestone payments in connection with the July 2017 amendment to the Toprol-XL Asset Purchase Agreement. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” These changes, including quarterly accretion, resulted in an overall increase of approximately $1.1 million in expense for the third quarter of 2017 compared to the second quarter of 2017.

The table below provides a roll-forward of the contingent consideration liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$71,115
Cash payments	(4,295)
Change in fair value during the period	12,669
Balance at September 30, 2017	$79,489

The significant unobservable inputs used in the fair value measurement of the Company’s warrants liability included the volatility of the Company’s share price and the expected term. Significant increases or decreases in the volatility and expected term utilized would have resulted in a significantly higher or lower fair value measurement, respectively.

The table below provides a roll-forward of the warrants liability fair value balances that used Level 3 inputs:

Balance at December 31, 2016	$24
Change in fair value during the period	(24)
Impact of foreign exchange	—
Balance at September 30, 2017	$—

5.INVENTORY

Inventory consisted of the following at:

	September 30, 2017	December 31, 2016

Raw materials	$1,928	$1,129
Work-in-process	228	189
Finished goods	2,764	3,230
Total Inventory	$4,920	$4,548

Inventories are net of reserves for excess and obsolete inventory of approximately $1.1 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of the Company’s goodwill balances:

Goodwill balance at December 31, 2016	$76,694
Impact of foreign exchange	5,490
Goodwill balance at September 30, 2017	$82,184

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

	September 30, 2017
				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
				(in years)
Toprol-XL	$224,600	$(20,588)	$204,012	10
Zontivity	40,800	(4,144)	36,656	11
Tribute Merger and other	92,790	(14,134)	78,656	11
Acquired technology rights	$358,190	$(38,866)	$319,324

The gross carrying amount of acquired technology rights increased by $5.5 million from December 31, 2016 due to the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $8.7 million and $25.7 million for the three and nine months ended September 30, 2017, respectively. Amortization expense was $2.4 million and $5.8 million for the three and nine months ended September 30, 2016, respectively.

The estimated aggregate amortization of intangible assets as of September 30, 2017, for each of the five succeeding years and thereafter is as follows:

Estimated
Amortization
For the Years Ending December 31,	Expense

Remainder of 2017	$8,643
2018	34,573
2019	34,573
2020	34,573
2021	34,573
Thereafter	172,389
Total amortization expense	$319,324

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2017	December 31, 2016

Accrued professional fees	$4,882	$6,258
Accrued marketing fees	1,019	4,852
Accrued revenue reserves	5,489	3,783
Accrued royalties	2,823	2,996
Accrued employee-related expenses	4,079	9,153
Accrued interest	6,774	4,715
Other accrued liabilities	980	384
Total accrued expenses	$26,046	$32,141

Exit and Disposal Activities

In connection with the Merger, the Company incurred certain exit costs, primarily severance benefits to former Pozen and Tribute employees. The following table summarizes the exit activity and other severance charges within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets:

Accrued severance balance at December 31, 2016	$2,300
Severance expense	1,043
Cash payments	(2,938)
Impact of foreign exchange	35
Accrued severance balance at September 30, 2017	$440

The Company expects to pay the remaining accrued severance balance of $0.4 million during the remainder of 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of 2.5% senior secured convertible notes due February 2022 (“2022 Notes”) resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Tribute and certain lenders party thereto. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense, which includes the amortization of debt issuance costs, was $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. Interest expense for the three and nine months ended September 30, 2016 was $0.5 million and $1.3 million, respectively. The Company estimated the fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes to be approximately $55.4 million as of September 30, 2017, using a bond plus call option model that utilizes Level 3 fair value inputs. The carrying amount of the 2022 Notes was $74.6 million as of September 30, 2017, which is the principal amount outstanding, net of $0.4 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

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

Interest is payable to the noteholders under the credit facility quarterly in arrears on the first business day of each January, April, July and October. Interest expense for the three and nine months ended September 30, 2017 was $6.3 million and $18.7 million, respectively, which includes the amortization of debt issuance costs. The Company estimated the fair value of the $200.0 million aggregate principal amount of the outstanding borrowings under the credit facility under the Facility Agreement to be approximately $207.0 million as of September 30, 2017, using a bond model that utilizes Level 3 fair value inputs. The carrying amount of the borrowings under the credit facility was $199.9 million as of September 30, 2017, which is the principal amount outstanding, net of $0.1 million of unamortized debt issuance costs to be amortized over the remaining term of the credit facility.

In addition, pursuant to a consent to the Facility Agreement entered into in connection with the acquisition of Toprol-XL and the AG, the lenders under the Facility Agreement agreed that they and/or affiliated funds will have available sufficient capital to make additional loans to Aralez in an aggregate amount of up to $250.0 million for the payment of the purchase price of any acquisitions permitted by the terms of the Facility Agreement (as modified by such consent) with respect to target businesses mutually approved by, and as otherwise mutually agreed upon, by Aralez and the lenders, subject to the satisfaction of certain conditions set forth in the Facility Agreement. At the time of such consent, the Facility Agreement was amended to include additional financial performance thresholds, including a minimum adjusted EBITDA threshold and a minimum specified revenue threshold relating to net sales of Toprol-XL and the AG received by the Company. As of September 30, 2017, the Company was in compliance with all applicable financial performance thresholds.

9. EARNINGS PER SHARE

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the 2022 Notes, the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the nine months ended September 30, 2017 and 2016, respectively, given potential common shares underlying the warrants liability were dilutive (prior to expiration in May 2017) when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss, basic	$(24,441)	$(20,599)	$(79,438)	$(71,862)
Effect of dilutive securities:
Change in fair value of warrants liability	—	—	(24)	(4,721)
Net loss, diluted	$(24,441)	$(20,599)	$(79,462)	$(76,583)

Shares used in calculating basic net loss per common share	66,837	65,229	66,217	60,599
Effect of dilutive securities:
Effect of dilutive stock options, RSUs	—	—	—	—
Warrants to purchase common shares - liability-classified	—	—	—	77
Shares used in calculating diluted net loss per common share	66,837	65,229	66,217	60,676

Net loss per common share, basic	$(0.37)	$(0.32)	$(1.20)	$(1.19)
Net loss per common share, diluted	$(0.37)	$(0.32)	$(1.20)	$(1.26)

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Options to purchase common shares, RSUs and PSUs	8,303	7,416	8,303	7,416
Warrants to purchase common shares - equity-classified	884	930	884	883
2022 Notes convertible into common shares	9,057	9,057	9,057	9,057

The Company assumed outstanding warrants in connection with the acquisition of Tribute. The warrants are classified either as a liability, if the exercise price is denominated in Canadian dollars, or as equity if the exercise price is denominated in U.S. dollars. The following is a summary of warrants outstanding and exercisable as of September 30, 2017, and grouped in accordance with their respective expiration dates, with Canadian dollar exercise prices translated to U.S. dollars at the foreign exchange rate in effect at September 30, 2017:

	No. of Warrants	Weighted-Average
Quarterly period of expiration	Outstanding	Exercise Price

Q1 2018	599	$4.12
Q3 2018	16	$3.78
Q4 2019	108	$4.81
Q3 2020	110	$4.09
Q1 2021	51	$2.91
	884	$4.13

10.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, the Company’s Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan, which became effective on February 5, 2016, upon consummation of the Merger. On May 3, 2017, the Company’s shareholders approved the Amended and Restated 2016 Long-Term Incentive Plan (the “Plan”), which increased the number of common shares covered by and reserved for issuance under this Plan by 4,300,000 common shares. The Plan is the only existing plan in which the Company is authorized to grant equity-based awards. The Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants.  At September 30, 2017, there were approximately 2,994,000 common shares remaining available for grant under the Plan.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Selling, general and administrative	$2,961	$2,659	$8,730	$8,875
Research and development	—	—	8	327
Total non-cash share-based compensation expense	$2,961	$2,659	$8,738	$9,202

Included in the table above is approximately $0.5 million of share-based compensation expense related to the accelerated vesting of certain Tribute equity awards upon consummation of the Merger, which was recorded as selling, general and administrative expense in the first quarter of 2016. There was no such charge for the three or nine months ended September 30, 2017.

Options to Purchase Common Shares

A summary of option activity for the nine months ended September 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
	Underlying	Exercise	Remaining	Intrinsic
Stock Option Awards	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2016	3,065	$5.85	4.8 years
Granted	1,534	$1.75
Exercised	(41)	$2.63
Forfeited or expired	(1,289)	$7.50
Outstanding at September 30, 2017	3,269	$3.32	7.8 years	$856

Exercisable at September 30, 2017	1,327	$4.59	3.9 years	$12

The weighted average grant date fair value for option awards granted during the nine months ended September 30, 2017 was $1.00 per option.

As of September 30, 2017, there was approximately $4.8 million of unrecognized compensation costs related to option awards, which are expected to be recognized over a remaining weighted average period of 1.9 years.

RSUs and PSUs

A summary of RSU, including performance share unit (“PSU”), activity for the nine months ended September 30, 2017, is as follows:

		Weighted-
	Underlying	Average
	Underlying	Grant Date
Restricted Stock Units, including PSUs	Shares	Fair Value
Nonvested restricted stock units at December 31, 2016	4,324	$6.62
Granted	1,967	$2.04
Vested	(1,197)	$6.96
Forfeited or expired	(60)	$4.70
Nonvested restricted stock units at September 30, 2017	5,034	$4.78

During the nine months ended September 30, 2017, approximately 1,072,000 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $2.5 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined market-based performance goals.

As of September 30, 2017, there was approximately $18.6 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a remaining weighted average period of 1.8 years.

11.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under cancellable and non-cancelable operating lease agreements.

Supply Agreements

The Company has various supply, license, distribution and manufacturing agreements with third parties that include purchase minimums or minimum royalties.

See the “Contractual Obligations” section on page 45 of this Quarterly Report on Form 10-Q for a summary of the Company’s operating lease obligations and commitments under supply and certain other agreements.

Legal Proceedings

The Company is currently party to legal proceedings arising in the normal course of business, principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company has not recorded any loss contingencies for any of these matters as of September 30, 2017. While it is not possible to determine the outcome of these matters, in the event of an adverse outcome or outcomes, the Company’s business could be materially harmed. The Company intends to vigorously defend its intellectual property rights.

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

On October 15, 2013, the United States Patent & Trademark Office (“USPTO”) issued to Pozen U.S. Patent No. 8,557,285 (the “‘285 patent”). The ‘285 patent is listed in the Orange Book for the VIMOVO product and is related to the ‘907 patent. On October 23, 2013, Pozen filed suits against DRL, Lupin, Watson and Mylan in the District Court asserting infringement of the ‘285 patent. These suits have each been consolidated with the above referenced suits involving the ‘907 patent. Between January 12 and 20, 2017, the District court conducted a 6-day bench trial involving Defendants DRL and Mylan relating solely to the validity and infringement of the ‘907 and ‘285 patents.  On July 21, 2017, the District Court issued a Final Judgment that the ‘907 and ‘285 patents are not invalid and that the DRL and Mylan ANDA products infringe the asserted claims of the ‘285 patent and that the Mylan ANDA product infringes the asserted claims of the ‘907 patent.  The Final Judgment further orders that the effective date of any final approval by the FDA of the DRL and Mylan ANDA’s not be earlier than the expiration of the patents at issue.  Based upon a pre-trial agreement between the parties, Lupin is also bound by the District Court’s Final Judgment. The parties filed notices of appeal on August 25, 2017. Those appeals are currently pending. Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful, would further prevent generic entry by these potential generic competitors until March 2031, subject to the outcome of the pending appeal of the order of dismissal of claims against Actavis in the Vimovo cases (described below).

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

On January 25, 2016, Pozen and Horizon filed suit against Actavis in the District Court asserting infringement of the ‘920 and ‘888 patents. On February 10, 2016, Pozen filed Amended Complaints against DRL, Lupin and Mylan to assert infringement of the ‘920 and ‘888 patents. On August 11, 2016, Pozen and Horizon filed suit against DRL, Lupin, Actavis and Mylan in the District Court asserting infringement of the ’621, ’698,  ’695 and ‘208 patents.  The cases involving the ‘636, ‘996, ‘190, ‘621, ‘920, ‘888, ‘698, ‘695 and ‘208 patents have been consolidated for pretrial and discovery. On December 20, 2016, Mylan moved to dismiss claims related to the ’621 patent against its ANDA. On April 24, 2017, DRL moved to dismiss claims related to the ’621 patent against its second filed ANDA. On August 18, 2017, the District Court granted Mylan’s and DRL’s motions to dismiss. On August 24, 2017, the District Court stayed the claims involving the ‘636, ‘996, ‘190, ‘920, ‘888, and ‘695 patents pending the outcome of the appeal on the ‘907 and ‘285 patents. The cases are proceeding with respect to the remaining patents. The District Court has yet to set a trial date.

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

Inter Partes Review

On August 24, 2017, Mylan filed a Petition (“IPR Petition”) seeking Patent Trial and Appeal Board (“PTAB”) review of the ‘698 patent. Pozen and Horizon intend to file a preliminary response to the IPR Petition by December 13, 2017. The PTAB has not made a decision as to whether to institute review of the ‘698 patent.

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

On October 4, 2017, Teva filed a Patent Certification Amendment with the FDA converting its Paragraph IV Certifications to Paragraph III Certifications for each of the patents-in-suit (the ‘907, ‘741, ‘439, and ‘214 patents). As a result of the Patent Certification Amendment, Teva no longer seeks FDA approval to market its generic versions of Yosprala in the United States until after the expiration of all the patents-in-suit. The last patent-in-suit to expire, the ’214 patent, expires in March 2033.

On October 27, 2017, in light of Teva’s Patent Certification Amendment described above, the parties filed a joint stipulation to dismiss the Yosprala litigation. The case was closed by the Court on October 30, 2017.

12.SEGMENT INFORMATION

Aralez has one operating segment, the acquisition, development and commercialization of products primarily in cardiovascular and other specialty areas for the purpose of delivering meaningful products to improve patients’ lives while focusing on creating shareholder value. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of applicable securities laws in Canada. Forward-looking statements include, but are not limited to, statements about execution of our commercialization strategy with our expanded product portfolio, including Yosprala® (aspirin and omeprazole), Fibricor® (fenofibric acid) and its authorized generic, Toprol-XL® (metoprolol succinate) and its authorized generic and Zontivity®  (vorapaxar), the benefits of the combination of POZEN Inc. and Tribute Pharmaceuticals Canada Inc., cash and cash equivalents together with cash expected to be generated from our business currently believed to be sufficient to fund our operations for at least the next twelve months, cost savings initiatives including recently announced initiatives and the expected effects of such initiatives, business development plans, our operating model and financial discipline, our objective to achieve sustained long-term profitability and growth, product launches, our strategies, plans, objectives, financial forecasts, goals, prospects, prospective products or product approvals, future performance or results of current and anticipated products, including future royalties and milestone payments if certain targets are achieved, ongoing litigation, exposure to foreign currency exchange rate fluctuations, interest rate changes, impact of accounting pronouncements on our consolidated financial statements and other statements that are not historical facts, and such statements are typically identified by use of terms such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “continue” or the negative or similar words, variations of these words or other comparable words or phrases, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 13, 2017 and those described from time to time in our future reports filed with the SEC and securities regulatory authorities in Canada. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as‑converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the periods ended September 30, 2017 unless otherwise noted.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•

Overview—this section provides financial highlights, our business strategy, recent developments, a summary of our marketed products, a summary of our out-licensed products and our product pipeline update.

•	Results of Operations—this section provides a review of our results of operations for the three and nine months ended September 30, 2017 and 2016.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

•

Critical Accounting Policies and Estimates—this section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•	Recent Accounting Pronouncements—this section provides a summary of accounting pronouncements that have been issued, but not yet adopted by the Company.

Overview

Aralez is a global specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products primarily in cardiovascular and other specialty areas. Our parent corporation, Aralez Pharmaceuticals Inc., was incorporated under the British Columbia Business Corporations Act (“BCBCA”) on December 2, 2015. Our global headquarters is located in Mississauga, Ontario, Canada, our U.S. headquarters is located in Princeton, New Jersey, United States, and our Irish headquarters is located in Dublin, Ireland. Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Tribute”), which transaction closed on February 5, 2016.

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

On September 6, 2016, Aralez Pharmaceuticals Trading DAC, a wholly-owned subsidiary of Aralez (“Aralez Ireland”), acquired the U.S. and Canadian rights to Zontivity  (vorapaxar) pursuant to an asset purchase agreement with Schering-Plough (Ireland) Company, an Irish private unlimited company and an affiliate of Merck & Co., Inc, which subsequently assigned the agreement to its affiliate MSD International GmbH (“Merck”). Zontivity represents an addition to our product portfolio in cardiovascular disease and is the first and only approved therapy shown to inhibit the protease-activated receptor-1 (PAR-1), the primary receptor for thrombin, which is considered to be the most potent activator of platelets.

On September 15, 2016, we announced that the U.S. Food and Drug Administration (“FDA”) approved Yosprala  (aspirin and omeprazole) for the secondary prevention of cardiovascular and cerebrovascular events in patients at risk for aspirin-associated gastric ulcers.

On October 31, 2016, Aralez Ireland acquired the U.S. rights to Toprol-XL (metoprolol succinate) and its authorized generic (the “AG”) pursuant to an asset purchase agreement (as amended in July 2017, the “Toprol-XL Asset Purchase Agreement”) entered into between AstraZeneca AB (“AstraZeneca”), Aralez Ireland and Aralez Pharmaceuticals Inc. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. Toprol-XL and the AG further expands our cardiovascular portfolio.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Product revenues, net	$9,462	$8,058	$24,916	$18,998
Other revenues	14,876	5,570	53,009	15,265
Total revenues, net	24,338	13,628	77,925	34,263
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	3,054	3,362	8,758	9,260
Selling, general and administrative	24,686	25,445	87,766	85,635
Research and development	736	2,037	1,558	7,923
Amortization of intangible assets	8,671	2,418	25,718	5,824
Change in fair value of contingent consideration	4,632	—	12,669	—
Total costs and expenses	41,779	33,262	136,469	108,642
Loss from operations	(17,441)	(19,634)	(58,544)	(74,379)
Interest expense	(6,803)	(495)	(20,183)	(1,395)
Other income (expense), net	84	(173)	604	4,354
Loss before income taxes	(24,160)	(20,302)	(78,123)	(71,420)
Income tax expense	281	297	1,315	442
Net loss	$(24,441)	$(20,599)	$(79,438)	$(71,862)
Basic net loss per common share	$(0.37)	$(0.32)	$(1.20)	$(1.19)
Diluted net loss per common share	$(0.37)	$(0.32)	$(1.20)	$(1.26)

Business Strategy

Our management team has a strong track record of success in creating, leading and expanding specialty pharmaceutical companies with marketing, sales and lifecycle management capabilities. Driven by this leadership and leveraging the Aralez competitive platform, our focus on securing high potential growth opportunities through aggressive business development and licensing and strategic transactions, and commercializing our product portfolio to provide enhanced value to a range of stakeholders, is driven by the following primary strategies:

•

Maximizing the value of our expanded portfolio – We plan to continue our focus on execution of our commercialization strategy with respect to our broadened cardiovascular portfolio, including Zontivity, which we acquired in September 2016 and fully relaunched in the United States in June 2017, Yosprala, which was approved by the FDA in September 2016, Fibricor®  (fenofibric acid) and its authorized generic, and Toprol-XL and its authorized generic, which we acquired in October 2016.

•

Business Development through selective acquisitions – While we completed several transactions in 2016 to expand our portfolio, we plan to continue to pursue value-driven business development opportunities as they arise with a focus on strategic M&A, targeting companies with commercially available, cash flow generating products and revenues that offer synergies and growth potential, particularly in the cardiovascular anchor therapeutic area. We will also continue to assess the addition of other specialty therapeutic areas through M&A activity with a similar focus on opportunities that we anticipate are or will become synergistic and revenue and cash flow generating.

•

Leveraging our platform for growth – We intend to maintain a lean, nimble and performance-oriented operating model with strong financial discipline. Our objective is to achieve sustained long-term profitability and growth, both organically, through products such as Yosprala, and through business development initiatives that could include M&A and/or product acquisitions, such as the purchases of Zontivity and the Toprol-XL franchise, while at all times maintaining our focus on creating shareholder value.

Recent Developments

•

On July 7, 2017, AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. entered into an amendment to the Toprol-XL Asset Purchase Agreement pursuant to which (1) the milestone payments payable under the Toprol-XL Asset Purchase Agreement were deferred and extended, and (2) the definition of net sales was amended.

•

On November 9, 2017, we announced that we will implement new cost saving initiatives designed to further increase our profitability and enhance our liquidity position while continuing to support our revenue growth in 2018.

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

We consider the competitive market for Blexten to be any and all antihistamines (H1 receptor antagonists) prescribed and approved for sale in Canada.

Cambia®

Cambia® (diclofenac potassium for oral solution) is a non-steroidal anti-inflammatory drug (“NSAID”) and currently the only prescription NSAID approved in Canada for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010, which was acquired by Depomed, Inc. in December 2013. Cambia was approved by Health Canada in March 2012 and was commercially launched to specialists in Canada in October 2012 and broadly to all primary care physicians in February 2013.

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

We consider the competitive market for Soriatane to be biologic therapies such as Enbrel®, Humira® and Remicade®, and oral agents such as cyclosporine and methotrexate. In July 2017, Health Canada issued a Notice of Compliance for a generic version of Soriatane, however, as of November 8, 2017, there was no generic entry into the Canadian market.

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

Fiorinal®/Fiorinal® C

Fiorinal® (acetylsalicylic acid, caffeine and butalbital capsules) and Fiorinal® C (acetylsalicylic acid, caffeine, butalbital and codeine capsules) were originally approved by Health Canada in 1971 and 1970, respectively, for the relief of tension-type headaches. Fiorinal is a fixed dose combination drug that combines the analgesic properties of acetylsalicylic acid, with the anxiolytic and muscle relaxant properties of butalbital, and the central nervous system stimulant properties of caffeine. Fiorinal C expands on the properties of Fiorinal with the additional analgesic effect of codeine. Fiorinal and Fiorinal C are currently the only prescription products in Canada indicated for relief of tension type headaches. Fiorinal and Fiorinal C were acquired from Novartis AG and Novartis Pharma AG in October 2014.

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

AstraZeneca will continue to have rights to commercialize Vimovo outside of the United States and Japan and paid us a royalty of 6% on all sales within its territory through 2015, which increased to 10% commencing in the first quarter of 2016.  AstraZeneca’s royalty payment obligation with respect to Vimovo expires on a country-by country basis upon the later of (a) expiration of the last-to-expire of certain patent rights related to Vimovo in that country, and (b) ten years after the first commercial sale of Vimovo in such country.  The royalty rate may be reduced to the mid-single digits in the event of a loss of market share as a result of certain competing products (including competing products entering pursuant to a license to enter the market prior to expiration of the applicable patents). As the result of an unfavorable outcome in certain patent litigation in Canada, in May 2017 Mylan’s generic naproxen/esomeprazole magnesium tablets became available in Canada, which may reduce our royalty rate in Canada in the future.  See Note 11, “Commitments and Contingencies” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report for more information.

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

Results of Operations for the three and nine months ended September 30, 2017 and 2016

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Product revenues, net	$9,462	$8,058	$24,916	$18,998
Other revenues	14,876	5,570	53,009	15,265
Total revenues, net	$24,338	$13,628	$77,925	$34,263

Product Revenues, net

Net product revenues for the three months ended September 30, 2017 were $9.5 million, an increase of $1.4 million, compared to $8.1 million for the three months ended September 30, 2016. The increase related primarily to sales of Zontivity, as well as Yosprala (in the U.S.) and Blexten, Cambia and Soriatane (in Canada) during the third quarter of 2017. Beginning on March 31, 2017, we began recording revenue for Zontivity on a gross basis. Previously, sales of Zontivity, which was acquired in September 2016, were recorded in other revenues as the product was being sold on our behalf by Merck for an interim period post acquisition. Blexten and Yosprala received regulatory approval in April 2016 and September 2016, respectively, and were launched in the second half of 2016. As such, there were no corresponding revenues in the 2016 periods for these products. This increase in product revenue in the third quarter of 2017 was partially offset by an overall decrease in revenues from the product portfolio we acquired in the Tribute merger. The decrease was related to generic competition for certain of our Canadian products.

Net product revenues for the nine months ended September 30, 2017 were $24.9 million, an increase of $5.9 million, compared to $19.0 million for the nine months ended September 30, 2016. The increase primarily related to sales of Zontivity, which was acquired in September 2016, as well as Yosprala (in the U.S.) and Blexten, Cambia and Soriatane (in Canada) in 2017. Blexten and Yosprala received regulatory approval in April 2016 and September 2016, respectively, and were launched in the second half of 2016. Net product revenues for the nine months ended September 30, 2016 only include sales from the date of the Tribute merger on February 5, 2016.

Other Revenues

Other revenues for the three months ended September 30, 2017 were $14.9 million, an increase of $9.3 million, compared to $5.6 million for the three months ended September 30, 2016. The increase related primarily to net revenues of $11.2 million for Toprol-XL and the AG, which was acquired in October 2016, and is being sold on our behalf by AstraZeneca for an interim period post acquisition. The increase was offset by a decrease of approximately $1.7 million in net royalties from Vimovo during the third quarter of 2017 compared to the prior year.

Other revenues for the nine months ended September 30, 2017 were $53.0 million, an increase of $37.7 million, compared to $15.3 million for the nine months ended September 30, 2016. The increase related primarily to net revenues of $37.1 million for Toprol-XL and the AG, which was acquired in October 2016, and is being sold on our behalf by AstraZeneca for an interim period post acquisition. Also contributing to the increase was $4.0 million in license fee revenue recognized in connection with a license agreement executed in May 2017. The increase was offset by a decrease of approximately $3.7 million in net royalties from Vimovo during the nine months ended September 30, 2017, compared to the prior year.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$3,054	$3,362	$8,758	$9,260
Selling, general and administrative	24,686	25,445	87,766	85,635
Research and development	736	2,037	1,558	7,923
Amortization of intangible assets	8,671	2,418	25,718	5,824
Change in fair value of contingent consideration	4,632	—	12,669	—
Total costs and expenses	$41,779	$33,262	$136,469	$108,642

Cost of Product Revenues

Cost of product revenues were $3.1 million for the three months ended September 30, 2017, a decrease of $0.3 million, compared to $3.4 million for the three months ended September 30, 2016. The decrease during the third quarter of 2017 in cost of product revenues related primarily to a decrease in overall revenues from the product portfolio we acquired in the Tribute merger. The decrease was offset by costs of product revenues for Zontivity, Yosprala and Blexten during the three months ended September 30, 2017, which products generated no corresponding product revenues in the comparable period of 2016.

Cost of product revenues were $8.8 million for the nine months ended September 30, 2017, a decrease of $0.5 million, compared to $9.3 million for the nine months ended September 30, 2016.  The decrease related primarily to $1.5 million in inventory step-up costs related to the Tribute merger that were expensed during the first half of 2016, offset by costs of product revenues for Zontivity, Yosprala and Blexten during the nine months ended September 30, 2017, which products generated no corresponding product revenues in the comparable period of 2016.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $24.7 million for the three months ended September 30, 2017, a decrease of $0.7 million, compared to $25.4 million for the three months ended September 30, 2016. The decrease in the third quarter of 2017 primarily related to reduced costs for Yosprala marketing and sales efforts totaling $3.7 million.

This decrease was partially offset by increased costs of $2.4 million related to the increase in our U.S. sales force (net of the sales force reduction announced in April 2017).

Our selling, general and administrative expenses totaled $87.8 million for the nine months ended September 30, 2017, an increase of $2.2 million, compared to $85.6 million for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 was primarily due to increased costs of $12.7 million related to the overall increase in our U.S. sales force (net of the sales force reduction announced in April 2017), and higher promotional costs of $7.3 million for the Zontivity relaunch in the U.S. during the second quarter of 2017 and for Yosprala in the first quarter of 2017.  The increased costs in 2017 were partially offset by costs incurred in 2016 related to the Tribute Merger totaling $19.7 million.

Research and Development Expenses

Research and development expenses were $0.7 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses were $1.6 million and $7.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in research and development expenses for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to lower costs incurred for Yosprala, for which FDA approval was received in September 2016.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger and the acquisitions of Zontivity and Toprol-XL and the AG in 2016. Amortization expense was $8.7 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively.  Amortization expense was $25.7 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in the 2017 periods primarily related to assets acquired in the Zontivity and Toprol-XL and the AG acquisitions in September 2016 and October 2016, respectively.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $4.6 million and $12.7 million during the three and nine months ended September 30, 2017, respectively, related primarily to the change in fair value of the contingent consideration recorded in connection with the Zontivity and Toprol-XL and the AG acquisitions. The change in fair value related to accretion expense for both acquisitions, and an update to the assumptions for the probability of success for certain milestone events in the Toprol-XL Asset Purchase Agreement as well as an adjustment to the timing of the related potential milestone payments. There was no accretion related to contingent consideration recorded during the three and nine months ended September 30, 2016, as Zontivity and Toprol-XL and the AG were acquired in September 2016 and October 2016, respectively.

Interest and Other Income, net

The following table sets forth interest expense and other income, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$(6,803)	$(495)	$(20,183)	$(1,395)
Other income (expense), net	84	(173)	604	4,354
Total interest expense and other income, net	$(6,719)	$(668)	$(19,579)	$2,959

Interest Expense

Interest expense totaled $6.8 million and $20.2 million for the three and nine months ended September 30, 2017 and was primarily due to the October 31, 2016 drawdown of $200.0 million under a credit facility under the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez

Pharmaceuticals Inc., Pozen, Tribute and certain lenders party thereto with an interest rate of 12.5% and the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016. Interest expense for the three and nine months ended September 30, 2016 was $0.5 million and $1.4 million, respectively.

Other Income, net

Other income, net for the three months ended September 30, 2017 was $0.1 million compared to other expense, net of $0.2 million for the three months ended September 30, 2016. The increase related primarily to a slight increase in interest income in third quarter of 2017. Other income, net for the nine months ended September 30, 2017 was $0.6 million compared to $4.4 million for the nine months ended September 30, 2016, a decrease of $3.8 million. The decrease principally related to a $4.7 million decrease in the fair value of the warrants liability acquired from Tribute during the prior year, partially offset by a $0.3 million gain from the sale of a building during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from the royalty payments received from our commercialization partners for net sales of Vimovo; the operating income of Tribute; sales of Fibricor and its authorized generic, Yosprala, Zontivity, and Toprol-XL and the AG; and the financings completed on February 5, 2016 and October 31, 2016. Our principal liquidity requirements are for working capital; operational expenses; commercialization activities for products, including Yosprala, Zontivity, Toprol-XL and the AG, and Fibricor and our Canadian portfolio, and product candidates; contractual obligations, including any royalty and milestone payments that may become due; capital expenditures; and debt service payments. As of September 30, 2017, we had approximately $40.7 million of cash and cash equivalents which, together with cash we expect to generate from our business, we currently believe is sufficient to fund our operations for at least the next twelve months from November 9, 2017, the filing date of these quarterly financial statements on Form 10-Q, including our principal liquidity requirements set forth above.

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

During the second quarter of 2017, we implemented a program of cost savings initiatives, which included a 32% reduction in our U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala and other cost reductions across the business.  On November 9, 2017, we announced that we will implement new cost savings initiatives to increase profitability and enhance our liquidity position.  In addition, we are actively exploring other initiatives, such as business development opportunities and financing options, to improve our future liquidity. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If we are not successful with respect to the initiatives described above, or if our future operations fail to meet our current expectations, our projected future liquidity may be limited, which could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

Borrowings and Other Liabilities

At September 30, 2017, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders under the Facility Agreement in connection with the closing of the Merger and $200.0 million outstanding under a credit facility under the Facility Agreement, due on October 31, 2022, with an interest rate of 12.5% per annum.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2017 compared to net cash used in operating activities of $68.7 million for the nine months ended September 30, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily related to cash used to fund our operations, including the relaunch of Zontivity in the second quarter of 2017, offset by positive working capital and cash received from a licensing agreement in May 2017.

Net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to pre-commercialization expenses incurred for the launch of Yosprala and costs related to the build out and support of the global corporate infrastructure. In addition, net cash used in operating activities included expenses related to the acquisition of Tribute, including payments of transaction and product acquisition-related expenses of approximately $12.9 million, excise tax equalization payments of $12.0 million, and severance payments of $5.2 million.

Investing Activities

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2017 compared to net cash used by investing activities of $45.7 million for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017, principally related to $1.7 million paid for capital expenditures, partially offset by proceeds of $0.5 million from the sale of a building during the period. Net cash used in investing activities for the nine months ended September 30, 2016, principally related to $25.0 million of cash consideration paid to Merck as an initial upfront payment for the Zontivity acquisition and $17.9 million of cash consideration used to consummate the Merger, consisting of the repayment of Tribute indebtedness, net of cash acquired.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $4.0 million and primarily related to contingent consideration payments made for our Toprol-XL (and the AG) and Zontivity acquisitions. Net cash provided by financing activities was $145.7 million for the nine months ended September 30, 2016 and included the receipt of $75.0 million from the issuance of the 2022 Notes and $75.0 million from the issuance of equity to certain investors, net of issuance costs of $0.7 million, partially offset by $3.9 million used for the repayment of the one-year unsecured convertible promissory note from Tribute to the shareholders of Medical Futures, Inc. (“MFI”) in connection with Tribute’s purchase of MFI in 2015.

Commitments and Contingencies

Legal Proceedings

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at September 30, 2017 (in thousands):

	Payments Due By Period
		Within			More than
Contractual Obligations (1)	Total	1 year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$75,000	$—
2022 Notes – interest (2)	8,635	1,875	3,755	3,005	—
Credit Facility - principal (3)	200,000	—	—	—	200,000
Credit Facility - interest (3)	133,561	25,000	50,068	50,000	8,493
Operating lease obligations (4)	18,601	2,328	4,420	5,490	6,363
Other (5)	7,954	6,456	1,048	300	150
Total	$443,751	$35,659	$59,291	$133,795	$215,006

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

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of September 30, 2017. The table above assumes no conversions prior to maturity.

(3)	The interest expense on the borrowings under the credit facility under the Facility Agreement includes the fixed-rate 12.5% per annum interest payable on the $200.0 million currently outstanding.

(4)

Amounts represent lease obligations existing at September 30, 2017, primarily for office space, including lease agreements for our global headquarters in Mississauga, Ontario, Canada, for our U.S. headquarters in Princeton, New Jersey, and for our Irish headquarters in Dublin, Ireland. The table above includes lease commitments for the full term of the leases under the respective agreements. Certain of such lease agreements may be terminated before the full term, including the agreement for the Princeton, New Jersey lease, which may be terminated after seven years in consideration of an early termination penalty equal to four months of rent.

(5)	Amounts consist of non-cancelable commitments to third parties for minimum royalties payable and certain purchase commitments under various license, distribution, manufacturing and supply agreements.

We have various agreements with third-parties with contingent consideration and milestone payments that are potentially payable by or to us, as more fully described in Note 2, “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements. These payments are contingent upon achieving development, regulatory and/or sales-based milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain. These agreements include:

•

In connection with our acquisition of Toprol-XL, we are obligated to pay certain milestone payments upon the occurrence of certain milestone events based on the annual aggregate net sales of Toprol-XL and the

AG and other contingent events, which in no event will exceed $48 million in the aggregate, and royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez, and (B) 15% of quarterly net sales of the current or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the current or other third party authorized generic by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period. Under the Toprol-XL Asset Purchase Agreement, as amended, if any milestone payments are triggered, no such payments would be payable in 2018.

•

In connection with our acquisition of Zontivity, we are obligated to pay certain milestone payments upon the occurrence of certain milestone events based on the annual aggregate net sales of Zontivity, any combination product containing vorapaxar sulphate and one or more other active pharmaceutical ingredients or any line extension thereof, which in no event will exceed $80 million in the aggregate, and royalty payments in the low double digits based on the annual aggregate net sales of Zontivity, any combination product containing vorapaxar sulphate and one or more other active pharmaceutical ingredients or any line extension thereof.

•

Under an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, we have the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named Blexten. We will owe milestone payments of approximately $1.8 million to Faes if certain sales targets or other milestone events are achieved.

•

Under a license agreement with Nautilus, which was acquired by Depomed, Inc. in December 2013, we have the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia in Canada. Up to $5.8 million in sales-based milestone payments may be payable over time.

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

Off-Balance Sheet Arrangements

At September 30, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Product Revenues, net

Our products are distributed through a limited number of specialty distributors, specialty pharmacy providers and wholesalers in the U.S. and Canada (each a “Customer”, or collectively, our “Customers”).  These Customers subsequently resell our products to healthcare providers, pharmacies and patients.  In addition to distribution agreements with Customers, we enter into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

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

The carrying amount of our cash and cash equivalents approximate its fair value due to the short-term nature of these amounts. The warrants liability was previously carried at fair value and was included within other current liabilities on the consolidated balance sheet at December 31, 2016, however, the warrants associated with the warrants liability expired in May 2017. The significant unobservable inputs used in the fair value measurement of our warrants liability, which used a Black-Scholes valuation model, included the volatility of our common shares and the expected term. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at September 30, 2017. The significant unobservable inputs used in the fair value measurement of our contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

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

.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2017 identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our expense reduction initiatives, including our decision to reduce our U.S. sales force in April 2017 and the other cost savings initiatives we announced in April 2017 and on November 9, 2017, may impact our ability to maintain or increase our sales levels or successfully commercialize our products.  In addition, we may not realize the expected benefits of our initiatives to reduce costs across our operations.

Our ability to successfully commercialize our products depends in part on our sales and marketing resources, including sales personnel, dedicated to such efforts.  We recently announced a number of expense reduction initiatives, including a reduction in our U.S. sales force.  Each remaining sales representative will be now responsible for a larger territory than prior to the reduction in force.  The sales force reduction could harm our ability to attract and retain qualified sales personnel.  The sales force reduction could also result in a lack of focus and reduced productivity among our remaining sales personnel.  We announced further cost savings initiatives on November 9, 2017 with respect to marketing spend, professional and consulting fees, and other departmental expenses.   All of the foregoing may negatively impact the sales of our products.  Furthermore, the cost savings initiatives may not result in the anticipated improvements to profitability or our liquidity position.

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

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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

November 9, 2017

By:	/s/ Scott J. Charles
Scott J. Charles
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)