Form 10-Q
period 2018-03-31
Aralez Pharmaceuticals Inc.
filed 2018-05-08
CIK 1660719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of the close of business on May 4, 2018, 67,194,277 common shares (no par value per share) of the registrant were issued and outstanding.

Aralez Pharmaceuticals Inc.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,887	$28,892
Accounts receivable, net	40,680	13,453
Inventory	5,672	6,643
Prepaid expenses and other current assets	3,067	3,687
Total current assets	93,306	52,675
Property and equipment, net	6,603	7,453
Goodwill	79,683	81,781
Other intangible assets, net	299,610	310,346
Other long-term assets	1,976	1,222
Total assets	$481,178	$453,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,587	$23,631
Accrued expenses	89,876	28,496
Short-term contingent consideration	10,460	11,482
Other current liabilities	5,901	4,251
Total current liabilities	116,824	67,860
Long-term debt, net	274,573	274,546
Deferred tax liability	2,545	3,797
Long-term contingent consideration	90,781	88,873
Other long-term liabilities	3,034	3,182
Total liabilities	487,757	438,258
Commitments and Contingencies
Preferred shares, no par value; unlimited shares authorized, issuable in series; none outstanding	—	—
Common shares, no par value, unlimited shares authorized, 67,194,277 and 66,972,742 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	365,608	363,792
Accumulated other comprehensive income	10,443	14,298
Accumulated deficit	(382,630)	(362,871)
Total shareholders’ (deficit) equity	(6,579)	15,219
Total liabilities and shareholders’ equity	$481,178	$453,477

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product revenues, net	$34,005	$6,686
Other revenues	4,076	19,283
Total revenues, net	38,081	25,969
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	11,536	2,756
Selling, general and administrative	26,502	30,846
Research and development	37	94
Amortization of intangible assets	8,990	8,513
Change in fair value of contingent consideration	5,085	4,443
Total costs and expenses	52,150	46,652
Loss from operations	(14,069)	(20,683)
Interest expense	(6,658)	(6,653)
Other income (expense), net	(212)	411
Loss before income taxes	(20,939)	(26,925)
Income tax expense (benefit)	(1,198)	552
Net loss	$(19,741)	$(27,477)

Basic net loss per common share	$(0.29)	$(0.42)
Diluted net loss per common share	$(0.29)	$(0.42)
Shares used in computing basic net loss per common share	67,025	65,690
Shares used in computing diluted net loss per common share	67,025	65,690

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(19,741)	$(27,477)
Other comprehensive income:
Foreign currency translation adjustment	(3,855)	1,281
Other comprehensive income (loss)	(3,855)	1,281
Total comprehensive loss	$(23,596)	$(26,196)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(19,741)	$(27,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,365	8,875
Amortization of debt issuance costs	26	26
Change in fair value of contingent consideration	5,085	4,443
Payment of contingent consideration	(775)	—
Unrealized foreign currency transaction (gain) loss	102	7
(Gain)loss on sale of fixed assets	181	(266)
Change in fair value of warrants liability	—	(24)
Share-based compensation expense	1,760	2,824
Benefit from deferred income taxes	(1,147)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,711)	11,421
Inventory	816	452
Prepaid expenses and other current assets	613	(1,302)
Accounts payable	(13,120)	17,109
Accrued expenses and other liabilities	61,048	(5,600)
Deferred revenue	2,646	—
Other assets	(571)	—
Net cash provided by operating activities	18,577	10,488

Investing activities
Purchases of property and equipment	(32)	(1,461)
Proceeds from sale of property and equipment	2	—
Other	—	(215)
Net cash used in investing activities	(30)	(1,676)

Financing activities
Payment of contingent consideration	(3,424)	(125)
Proceeds from exercise of stock options / warrants	56	108
Net cash used in financing activities	(3,368)	(17)
Net increase in cash and cash equivalents	15,179	8,795
Effect of change in foreign exchange rates on cash and cash equivalents	(184)	(9)
Cash and cash equivalents at beginning of period	28,892	64,943
Cash and cash equivalents at end of period	$43,887	$73,729

Supplemental disclosure of cash flow information:
Income taxes paid	$40	$5
Interest paid	$6,774	$4,719

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

ARALEZ PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollars and shares in thousands, except per share data)

1.ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization

Aralez Pharmaceuticals Inc., together with its wholly-owned subsidiaries (“Aralez” or the “Company”), is a specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products in various specialty areas. The Company’s parent corporation, Aralez Pharmaceuticals Inc., was incorporated under the British Columbia Business Corporations Act (“BCBCA”) on December 2, 2015.  Aralez’s global headquarters is located in Mississauga, Ontario, Canada, and its Irish headquarters is located in Dublin, Ireland. The Company’s common shares are listed on the NASDAQ Global Market under the trading symbol “ARLZ” and on the Toronto Stock Exchange under the trading symbol “ARZ.” Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Aralez Pharmaceuticals Canada Inc. (formerly known as Tribute Pharmaceuticals Canada Inc.), a corporation incorporated under the laws of the Province of Ontario, Canada (“Aralez Canada”), which closed on February 5, 2016.

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

Since the Merger in February 2016, the Company has incurred significant net losses. The Company incurred a net loss of $19.7 million for the three months ended March 31, 2018 and $125.2 million for the year ended December 31, 2017.  Although the Company generated cash from operations for the quarter ended March 31, 2018 of $18.6 million, this relates to a temporary improvement in our working capital. The Company has a history of negative cash flows from operations, including net cash used in operating activities of $28.8 million during the year ended December 31, 2017. The Company’s ability to become profitable and/or to generate positive cash from operations depends upon, among other things, its ability to generate revenues from sales of its products and prudently manage its expenses.  If the Company does not generate sufficient product revenues, or prudently manage its expenses, its business, financial condition, cash flows, results of operations and ability to continue as a going concern could be materially and adversely affected.

The Company’s principal sources of liquidity are the operating income of Aralez Canada; sales from the Toprol-XL Franchise; cash generated from the royalty payments received from our commercialization partners for net sales of Vimovo®; and the financings completed on February 5, 2016 and October 31, 2016. The Company’s principal liquidity requirements are for working capital; our debt service requirements; operational expenses; commercialization activities for products, including the Company’s Canadian product portfolio, the Toprol-XL Franchise, and product candidates; contractual obligations, including any royalty and milestone payments that will or may become due; and capital expenditures.

During 2017 and early 2018, we implemented a number of cost savings initiatives designed to streamline our business, deliver profitability and support growth, as well as extend our cash runway. The cost-savings initiatives are expected to result in a leaner and more effective performance-oriented operating model.  These cost savings initiatives included a 32% reduction in its U.S. sales force and realignment of certain financial resources to support the launch of Zontivity, together with a significant decrease in marketing spend on Yosprala and other cost reductions across the business designed to attain profitability and enhance the Company’s liquidity position. Further, in March 2018, the Company announced its intention to discontinue Yosprala.

On May 8, 2018, the Company announced that it has determined that a new strategic direction is in the best interests of the Company and its stakeholders. This strategic direction will involve (i) a focus on the Company’s strong Canadian business, supported by the Toprol-XL Franchise as well as Vimovo royalties, and (ii) the discontinuation of the remaining U.S. commercial business. Decisive actions are being taken to wind down our U.S. commercial business immediately and ultimately close the U.S. operations. In addition, the Company continues to explore and evaluate a range of strategic business opportunities, including (i) active discussions for the continued commercialization of Zontivity with a focus on divesting or out-licensing the U.S. rights, (ii) active discussions to divest the U.S. rights to Yosprala, Fibricor® and Bezalip® SR, and (iii) broader strategic and refinancing alternatives for its business. This new strategic direction is expected to significantly reduce the Company’s cost structure. See Note 13, “Subsequent Events” for further discussion.

In addition, the Company has very recently experienced increased generic competition with respect to the Toprol-XL Franchise with a new generic entrant to the market, which may cause a negative impact on future business.

Based on recent events described above, and despite the cost savings initiatives also described above, the Company has determined that there is a reasonable possibility that the Company will not have sufficient liquidity to fund its current and planned operations through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could generate more or less revenues than expected or spend its available cash and cash equivalents less or more rapidly than expected.

The Company is continuing to explore and evaluate strategic business opportunities to enhance liquidity, including by any combination of debt refinancing, additional cost savings initiatives, proceeds-generating transactions, such as the divestiture or out-license of certain assets, M&A activities and/or other strategic opportunities. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If the Company is not successful with respect to the initiatives described above, or if the Company’s future operations fail to meet its current expectations (including as a result of increased generic competition with respect to the Toprol-XL Franchise), the Company’s projected future liquidity may be negatively impacted, which could continue to negatively impact its assessment under this accounting standard in the future and could materially and adversely affect its business, financial condition, cash flows and results of operations.

The unaudited condensed financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.  The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, generate sufficient revenues and reduce expenditures.  The unaudited condensed financial statements as of March 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Aralez in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to, and in accordance with, the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with applicable Canadian securities regulators on SEDAR on March 14, 2018 (the “2017 Form 10‑K”).

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

Intangible Assets

Goodwill

Goodwill relates to amounts that arose in connection with the acquisitions of Aralez Canada, Zontivity and the Toprol-XL Franchise. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. See Note 13, “Subsequent Events,” for further discussion relating to the Company’s goodwill.

Other Intangible Assets, net

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. The Company will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and many factors cannot be predicted. Factors that are considered in deciding when to perform an impairment review include significant changes in forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Such impairment charges may be material to the Company’s results. The valuation techniques utilized in performing the initial valuation of other intangible assets or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in significantly different fair value estimates. There were no impairment charges during the three months ended March 31, 2018 and 2017, respectively.  See Note 13, “Subsequent Events,” for further discussion relating to the Company’s intangible assets.

Contingent Consideration

Certain of the Company’s business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment.  See Note 13, “Subsequent Events,” for further discussion relating to the Company’s contingent consideration.

Revenue Recognition

Principal sources of revenue are (i) product revenues from sales of the product portfolio acquired with the Company’s acquisition of Aralez Canada (ii) product revenues from sales of the Toprol-XL Franchise and Zontivity, and (iii) royalty revenues from sales of Vimovo® by the Company’s commercialization partners.

In January 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company employed retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application (January 1, 2018).  For a complete discussion of accounting for product revenues, net and other revenues, see Note 3, “Revenue Recognition.”

Income Taxes

The Company accounts for income taxes using the liability method in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. Since the Company’s inception, substantial cumulative losses have been incurred and substantial and recurring losses may be incurred in future periods. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

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

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the Securities and Exchange Commission (“SEC”) staff issued SAB 118, which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

Share-Based Compensation

The Company expenses the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, the Company recognizes compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions are expensed over the service period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date. The Company recognizes the impact of forfeitures of share-based awards when they occur, with no adjustment for estimated forfeitures.

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

The carrying amount of cash and cash equivalents approximates its fair value due to the short-term nature of these amounts. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at March 31, 2018. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

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

Accumulated Other Comprehensive Income

A company is required to present, either on the face of the statement where net income (loss) is presented, in a separate statement of comprehensive income (loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss). There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017, respectively. Other comprehensive income for the three months ended March 31, 2018 and 2017 related to foreign currency translation adjustments.

Going Concern

FASB Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The Company performs quarterly evaluations to identify current conditions which may raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. See Note 1 “Organization, Basis of Presentation and Accounting Policies” for additional information on our liquidity risks and management’s plans.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which amends the guidance for accounting for revenue from contracts with customers and requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration Aralez expects to be entitled to in exchange for goods or services.  Topic 606 supersedes prior revenue recognition requirements in ASC Topic 605 and most industry-specific accounting guidance. In 2015 and 2016, the FASB issued additional updated guidance, which clarified certain aspects of the Topic 606 and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition.

The Company adopted this Topic 606 effective January 1, 2018, using the modified retrospective transition method.  Under this method, the Company employed retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application.

The Company analyzed the impacts of Topic 606 on its revenue streams, specifically focusing on (i) revenues from the sale of its products, and (ii) royalty revenues. The Company reviewed its accounting policies and practices to identify potential differences that would result from applying the guidance. The Company assessed its customer contracts throughout 2017 and any impact the standard would have on its processes, systems and controls. The Company’s assessment of the impacts of Topic 606 determined that the adoption of the guidance did not have a material impact on the timing or measurement of the Company’s revenue recognition. One of the most significant changes under the new guidance related to the recognition of variable consideration. The new guidance requires the Company to estimate variable consideration and include in revenue amounts for which is it probable that a significant revenue reversal will not occur. For the majority of the Company’s product revenues, the Company already accounted for these estimates using the expected value method in accordance with topic 605 and as such, the adoption of Topic 606 did not have a significant impact on the Company’s revenue recognition model.

In accordance with Topic 605, Revenue Recognition, revenue recognition is deferred until the transaction price is fixed or determinable. In 2017, the Company only had one product, Yosprala, where it lacked sufficient history to make reasonable and reliable estimates of the transaction price (returns, rebates, chargebacks, etc.) and, as such, the Company previously deferred revenues and costs of inventory for Yosprala shipped to wholesalers in the United States until the product was sold through to the end customer. Under Topic 606, the Company is required to estimate variable consideration when there is a “high degree of confidence” that a significant revenue reversal will not occur in a subsequent reporting period. However, if the possibility of significant revenue reversal in a subsequent reporting period exists, revenue deferral is appropriate until such time the uncertainty, or estimate constraint, associated with the variable consideration is subsequently resolved. In the case of Yosprala, this uncertainty still existed at December 31, 2017. As such, the Company applied a significant estimate constraint related to its variable consideration for this product until such time as this uncertainty is resolved. The adoption of Topic 606 did not have a significant impact on the related revenue recognition for this product since the revenue and cost of inventory amounts deferred as of December 31, 2017 were not significant.

Under Topic 606, the Company’s royalty revenue streams are to be recognized at the later of when (1) the sales occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied in whole or in part.  With regards to the Company’s royalty revenues, recognition occurs when the sales occur, which is consistent with Topic 605, and therefore the adoption of Topic 606 did not impact the Company’s royalty revenue streams.

Finally, Topic 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgements made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. See Note 3, “Revenue Recognition.”

The Company’s cumulative effect of adopting Topic 606 resulted in an immaterial adjustment to accumulated deficit during the three months ended March 31, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for Aralez in the first quarter of 2018 using a retrospective transition method, and early adoption is permitted. The Company’s adoption of ASU-2016-15 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for Aralez in the first quarter of 2018 on a prospective basis and early adoption is permitted. The Company’s adoption of ASU-2017-01 did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which requires equity investments to be measured at fair value with changes in fair value recognized in net income. It allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. It also simplifies the impairment assessment of equity investments without readily determinable fair values and eliminates the requirements to disclose the methods used to estimate fair value for instruments measured at amortized cost on the balance sheet. The amendments in the ASU are effective for Aralez in the first quarter of 2018. The Company’s adoption of ASU-2016-01 did not have a material impact on its consolidated financial statements.

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

.

2.BUSINESS AGREEMENTS

Agreements with AstraZeneca for Toprol-XL

On October 31, 2016, Aralez Ireland acquired the U.S. rights to the Toprol-XL Franchise pursuant to the Toprol-XL Asset Purchase Agreement. Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. In July 2017, AstraZeneca, Aralez Ireland and Aralez Pharmaceuticals Inc. entered into an amendment to the Toprol-XL Asset Purchase Agreement pursuant to which (1) the milestone payments payable under the Toprol-XL Asset Purchase Agreement were deferred and extended, and (2) the definition of net sales was amended. The purchase price under the Toprol-XL Asset Purchase Agreement, as amended, consists of (i) a payment of $175.0 million by Aralez Ireland to AstraZeneca, which was made on the closing date of the Toprol-XL acquisition; (ii) certain milestone payments payable by Aralez Ireland subsequent to the closing of the acquisition, which the Company is obligated to pay in quarterly installments of approximately $5.6 million for eight consecutive quarters beginning in the second quarter of 2019 due to the occurrence of certain milestone events based on the annual aggregate net sales of the Toprol-XL Franchise and other contingent events; (iii) certain other milestone payments of up to an additional $3.0 million in the event the net sales of the Toprol-XL Franchise exceed $125 million or $135 million in a year; (iv) royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez, and (B) 15% of quarterly net sales of the current or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the current or other third party authorized generic by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period and (v) a payment for the value of the finished inventory of the Toprol-XL Franchise at closing of the Toprol-XL acquisition, not to exceed a cap specified in the Toprol-XL Asset Purchase Agreement.

On October 31, 2016, in connection with the Toprol-XL acquisition, Aralez Ireland entered into a Supply Agreement (the “Toprol-XL Supply Agreement”) with AstraZeneca. Pursuant to the terms of the Toprol-XL Supply Agreement and except as otherwise expressly set forth therein, AstraZeneca will be the exclusive manufacturer and supplier to Aralez Ireland of the Toprol-XL Franchise, each in finished bottled form for exploitation and commercialization in the United States. The initial term of the Toprol-XL Supply Agreement is 10 years (the “Toprol-XL Supply Initial Term”). The Toprol-XL Supply Agreement will continue indefinitely following the expiration of the Toprol-XL Supply Initial Term unless terminated in accordance with its terms. Except in the case of certain uncured material breaches of the Toprol-XL Supply Agreement by Aralez Ireland or certain insolvency related events affecting Aralez Ireland, AstraZeneca may not terminate the Toprol-XL Supply Agreement unless it satisfies certain conditions related to, among other things, the transfer of technology. In addition to termination rights upon certain uncured material breaches of the Toprol-XL Supply Agreement by AstraZeneca or certain insolvency related events affecting AstraZeneca, Aralez Ireland may terminate the Toprol-XL Supply Agreement at any time following the Toprol-XL Supply Initial Term upon providing 12 months prior written notice to AstraZeneca. AstraZeneca also provided certain transition services to Aralez Ireland through December 31, 2017 to facilitate the transition of the supply, sale and distribution of the Toprol-XL Franchise, in exchange for compensation specified in the transition services agreement.

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

Under the VA Contract, Aralez US provides all requirements of certain pharmaceutical products containing metoprolol succinate as the active pharmaceutical ingredient at fixed prices for the U.S. Department of Veterans Affairs and certain other United States federal government agencies. The VA Contract had an initial one-year term expiring April 28, 2017, renewable at the option of the Government for four successive additional one year terms.  On April 6, 2017, Aralez US and the Government entered into a Modification of Contract with respect to the VA Contract, pursuant to which the Government exercised its first renewal option under the VA Contract, extending the term of the VA Contract by one year to April 28, 2018 with modified pricing as set forth therein.  On April 3, 2018, Aralez US and the Government entered into a Modification of Contract pursuant to which the Government exercised its second renewal option under the VA Contract, extending the term of the VA Contract by one year to April 28, 2019 on the same pricing as had been in effect during the April 29, 2017 to April 28, 2018 annual term, except for a price decrease to the 200mg SKUs only (which are currently the smallest selling SKUs).  The VA Contract is terminable at the convenience of the Government at any time.

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

The royalty rates above may be reduced due to the loss of market share as a result of certain competition inside and outside of the United States, as applicable.  Furthermore, the Company’s right to receive royalties from AstraZeneca or Horizon, as applicable, expires on a country-by country basis upon the later of (a) expiration of the last-to expire of certain patent rights related to the applicable product(s) in that country, and (b) ten years after the first commercial sale of such product(s) in such country. In June 2017, the United States District Court for the District of New Jersey upheld the validity of two patents owned by Aralez and licensed to Horizon covering Vimovo in the United States.  Subject to the immediately following sentence or a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful (and subject to a provisional license granted to Actavis effective January 1, 2025), would further prevent generic entry by the remaining generic competitors until March 2031.  See Note 11, “Commitments and Contingencies” for more information.  As noted above, in February 2018, the Company entered into a second amendment to its license agreement with Horizon that allows Horizon to settle such patent litigation without the Company’s consent under certain circumstances. As the result of an unfavorable outcome in certain patent litigation in Canada, Mylan’s generic naproxen/esomeprazole magnesium tablets recently became available in Canada.

Certain Other Agreements

Distribution Agreements Regarding Toprol-XL AG

In November 2017, the Company signed a Distribution and Supply Agreement (the “Lannett-Toprol-XL AG Agreement”) with Lannett Company, Inc. (“Lannett”) pursuant to which the Company supplies, and Lannett distributes, the Toprol-XL authorized generic product.  The Lannett-Toprol-XL AG Agreement replaces a previous Toprol-XL authorized generic distribution agreement with Endo Ventures Limited (“Endo”), which terminated in December 2017.  Pursuant to the Lannett-Toprol-XL AG Agreement, Lannett has the exclusive rights in the United States to promote the Toprol-XL authorized generic, while we retain the right to promote the branded Toprol-XL.  Pursuant to the terms of the Toprol-XL AG Agreement, the Company supplies the AG product to Lannett for a base supply price, which ranges depending on dosage strength.  In addition to the base supply price, Lannett pays to the Company, on a quarterly basis, a profit share equal to a certain percentage of the specified profit of this business for the applicable period. The Lannett-Toprol-XL AG Agreement expires at the end of 2020 and may be terminated by either party under certain circumstances, including performance measures.

Agreements with Sun Pharma and Frontida for Fibricor®

In May 2015, Tribute Pharmaceuticals International Inc. (“TPII”), a Barbados corporation and a wholly-owned subsidiary of Aralez Canada, acquired the U.S. rights to Fibricor® and its related authorized generic (collectively, the “Fibricor Products”) from a wholly-owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”). Financial terms include a total payment of $10.0 million of which approximately $3.0 million was included as a liability assumed in the Merger and subsequently paid in May 2016. In addition, we may be obligated to pay up to $4.5 million in milestone payments based on annual net sales of Fibricor and its authorized generic as well as royalties ranging from the high single digits to low double digits based on annual net sales of such products. In connection with its acquisition of Fibricor, TPII also entered into a supply agreement with Sun Pharma pursuant to which Sun Pharma agreed to manufacture and supply the Fibricor Products to TPII. On June 3, 2016, Sun Pharma assigned the supply agreement to Frontida BioPharm, Inc. On June 30, 2016, TPII assigned its interest in the Fibricor Products to Aralez Ireland.

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

Agreement with Faes for BlextenTM

In 2014, Aralez Canada entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named BlextenTM in Canada. The exclusive license is inclusive of prescription and non-prescription rights for Blexten, as well as adult and pediatric presentations in Canada. On March 31, 2016, Aralez Canada assigned its interest in Blexten to Aralez Ireland. Regulatory approval to sell Blexten in Canada was received from Health Canada in April 2016 and the Company began commercializing Blexten in Canada in December 2016. In April 2018, an ophthalmic formulation under development was added to this agreement. The Company will owe milestone payments of approximately $3.5 million to Faes if certain sales targets or other milestone events are achieved.

Agreement with Nautilus for Cambia®

In 2010, Aralez Canada signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. In 2011, Aralez Canada and Nautilus executed the first amendment to the license agreement and in 2012 executed the second amendment to the license agreement. The license was assigned by Nautilus to Depomed, Inc. (“Depomed”) in December 2013. Up to $6.0 million in sales-based milestone payments may be payable over time. Royalty rates are tiered and payable at rates ranging from 22.5% to 27.5% of net sales.

Agreement with Actavis for Bezalip® SR and Soriatane®

In January 2018, Aralez Canada signed an Exclusive Distribution Agreement with Allergan Inc. (“Allergan”) pursuant to which Aralez Canada was appointed as the exclusive distributor to promote, market, purchase, warehouse, distribute and sell the Bezalip® SR and Soriatane® in Canada. This Exclusive Distribution Agreement supersedes the previous Sales, Marketing and Distribution Agreement entered into between Aralez Canada and Allergan in 2008 with respect to Bezalip SR and Soriatane. Pursuant to this Exclusive Distribution Agreement, Aralez Canada will pay Allergan a minimum royalty amount as well as an incremental royalty based on net receipts above 2017 net receipts for the products. In 2011, Aralez Canada signed a Product Development and Profit Share Agreement with Allergan to develop, obtain regulatory approval of, and market Bezalip SR and other formulations of bezafibrate in the United States, which U.S. agreement was amended in 2013 and 2017. The Company may owe a milestone payment to Allergan in the event that the Company pursues and obtains regulatory approval to market Bezalip SR or another bezafibrate formulation in the United States, which milestone will be either $2.5 million or $5.0 million depending on the form of the first product approved.

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

In May 2014, the Company, GSK, CII and Pernix Therapeutics Holdings, Inc. (“Pernix”), entered into certain agreements in connection with GSK’s divestiture of all of its rights, title and interest to develop, commercialize and sell Treximet in the United States to Pernix. Upon the closing of the transaction in August 2014, with the Company’s consent, GSK assigned the GSK Agreement to Pernix. Pernix assumed the obligation to pay two sales performance milestones totaling up to $80.0 million if certain sales thresholds are achieved as well as royalties on all net sales of marketed products until at least the expiration of the last-to-expire issued applicable patent based upon the scheduled expiration of currently issued patents. Pernix may reduce, but not eliminate, the royalty payable to the Company if generic competitors attain a pre-determined share of the market for the combination product, or if Pernix owes a royalty to one or more third parties for rights it licenses from such third parties to commercialize the product. Immediately following the closing of the transaction, the Company entered into an amendment to the GSK Agreement with Pernix. This amendment, among other things, amends the royalty provisions to provide for a guaranteed quarterly minimum royalty of $4.0 million for the calendar quarters commencing in January 2015 and ending in March 2018 and requires that Pernix continue certain of GSK’s ongoing development activities and to undertake certain new activities, for which the Company will provide reasonable assistance. This amendment to the GSK Agreement also eliminates restrictions in the GSK Agreement on the Company’s right to develop and commercialize certain dosage forms of sumatriptan/naproxen combinations outside of the United States and permits the Company to seek approval for these combinations on the basis of the approved new drug application for Treximet.

3. REVENUE RECOGNITION

Principal sources of revenue are (i) product revenues from sales of the product portfolio acquired in the Company’s acquisition of Aralez Canada, (ii) product revenues from sales of the Toprol-XL Franchise and Zontivity, and (iii) royalty revenues from sales of Vimovo by the Company’s commercialization partners.

Product Revenue, Net

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

Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.  When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.  Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.  The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Prior to 2018, revenues from the Toprol-XL Franchise, which was acquired on October 31, 2016 and sold by AstraZeneca on the Company’s behalf under a transition services agreement from the acquisition date through December 31, 2017, were recorded net of related cost since the Company was not the principal in the arrangement. The Company recorded this revenue in other revenues, similar to a royalty arrangement through December 31, 2017 (other than sales under the Lannett Toprol-XL AG Agreement, which was executed in November 2017).  Under a transition services agreement with AstraZeneca, the Company established reserves based on estimates of amounts for rebates, chargebacks, discounts, distributors fees, and returns and allowances earned or to be claimed on the related sales based on information provided by AstraZeneca in accordance with the Toprol-XL Asset Purchase Agreement.

When the Company is the principal in the sales of marketing of a product, the Company recognizes gross revenues and cost of product revenues from the sales of that product. which are classified as product revenues, net and cost of product revenues. Beginning on January 1, 2018, the Company is deemed to be the principal in the sales and marketing of Toprol-XL branded products. The Company became the principal in the sales and marketing of the Toprol-XL AG upon the execution of the Lannett Toprol-XL AG Agreement in November 2017.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).  Where appropriate, these estimates take into consideration a range of possible outcomes and contemplates relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.

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

Trade Discounts and Allowances

The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain Customers.  To the extent the services received are distinct from the Company’s sale of products to the Customer, these payments are classified in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss of the Company.

Product Returns

Consistent with industry practice, the Company generally allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date.  The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company’s estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical data of actual returns and analysis of the level of inventory in the distribution channel, if any.

Provider Chargebacks and Discounts

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company.  Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.  Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale.  Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which the Company has not yet issued a credit.

Government Rebates

The Company is subject to discount obligations under state Medicaid programs and Medicare.    The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that contemplates its estimated payor mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company makes estimates for prescription drug coverage gap for patients whom the Company will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates

The Company contracts with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products.  The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives

Other incentives which the Company offers include voluntary patient assistance programs, such as co-pay assistance programs which are intended to provide financial assistance to commercially insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018:

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total

Balance at December 31, 2017	$934	$26,201	$1,907	$29,042
Provision related to current period sales	63,668	83,438	926	148,032
Adjustments related to prior period sales	—	192	72	264
Credits or payments made during the period	(36,037)	(44,298)	(427)	(80,762)
Balance at March 31, 2018	$28,565	$65,533	$2,478	$96,576

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Other Revenues

The Company enters into licensing agreements, from time to time, which are within the scope of Topic 606, under which it may license certain rights to its products or product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.  Each of these payments results in revenues recognized and classified as other revenues.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Under the Company’s various contracts, the Company may receive up-front payments and fees, which may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018:

	Balance at December 31, 2017	Additions	Deductions	Balance at March 31, 2018

Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$2,430	$2,855	$(208)	$5,077

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

For the three months ended March 31, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$2,430

Performance obligations satisfied in previous periods	$208

4.FAIR VALUE

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at:

	March 31, 2018
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$43,887	$—	$—	$43,887

Liabilities:
Contingent consideration	$—	$—	$101,241	$101,241

	December 31, 2017
	Financial Instruments Carried at Fair Value
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$28,892	$—	$—	$28,892

Liabilities:
Contingent consideration	$—	$—	$100,355	$100,355

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs at March 31, 2018:

				Range of
	Fair Value	Valuation technique	Unobservable Inputs	Inputs Utilized
Contingent consideration	$101,241	Monte Carlo	Volatility	36% - 72%
			Discount rate	14%

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

In the third and fourth quarters of 2017, the Company updated its assumptions for the probability of success for certain milestone events in the Toprol-XL Asset Purchase Agreement.  In addition, the Company adjusted the timing of projected milestone payments in connection with the July 2017 amendment to the Toprol-XL Asset Purchase Agreement. Further, the Company updated its assumptions with respect to financial projections for Zontivity and the Toprol-XL Franchise.  These changes in assumptions, along with accretion due to the passage of time, resulted in a net increase in the contingent consideration liability of $35.7 million during the year ended December 31, 2017.  During the first quarter of 2018, the Company did not make any significant changes to its contingent consideration assumptions.

During the three months ended March 31, 2018 and 2017, the Company recorded expense related to the contingent consideration for its acquisition of Zontivity totaling $0.1 million and $0.6 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded expense related to the contingent consideration for its acquisition of the Toprol-XL Franchise totaling $5.0 million and $3.7 million, respectively.

The table below provides a roll-forward of the contingent consideration liability fair value balances that used Level 3 inputs:

Balance at December 31, 2017	$100,355
Change in fair value during the period	5,085
Cash settlements	(4,199)
Balance at March 31, 2018	$101,241

5.INVENTORY

Inventory consisted of the following at:

	March 31, 2018	December 31, 2017

Raw materials	$77	$641
Finished goods	5,595	6,002
Total Inventory	$5,672	$6,643

Inventories are net of reserves for excess and obsolete inventory of approximately $0.6 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively.

6.GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The table below provides a roll-forward of the Company’s goodwill balances:

Goodwill balance at December 31, 2017	$81,781
Impact of foreign exchange	(2,098)
Goodwill balance at March 31, 2018	$79,683

Other Intangible Assets, Net

Other intangible assets, net consisted of the following at:

	March 31, 2018
				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
				(in years)
Toprol-XL Franchise	$224,600	$(31,818)	$192,782	10
Zontivity	40,800	(6,056)	34,744	11
Aralez Canada and other	90,274	(18,190)	72,084	11
Acquired technology rights	$355,674	$(56,064)	$299,610

	December 31, 2017
				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Amount	Life
				(in years)
Toprol-XL Franchise	$224,600	$(26,203)	$198,397	10
Zontivity	40,800	(5,100)	35,700	11
Aralez Canada and other	92,384	(16,135)	76,249	11
Acquired technology rights	$357,784	$(47,438)	$310,346

The gross carrying amount of acquired technology rights decreased by $2.1 million from December 31, 2017 due to the impact of foreign currency translation adjustments between the Canadian and U.S. dollars. Amortization expense was $9.0 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively.

The estimated aggregate amortization of intangible assets as of March 31, 2018, for each of the five succeeding years and thereafter is as follows:

Remaining Estimated
For the Years Ending December 31,	Amortization Expense

2018	$25,724
2019	34,298
2020	34,298
2021	34,298
2022	34,298
Thereafter	136,694
Total amortization expense	$299,610

7.ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2018	December 31, 2017

Accrued revenue reserves	$70,986	$3,275
Accrued interest	6,627	6,774
Accrued royalties	3,545	3,419
Accrued employee-related expenses	3,216	5,667
Accrued professional fees	2,596	4,267
Accrued marketing fees	1,539	605
Accrued manufacturing costs	1,221	4,429
Other accrued liabilities	146	60
Total accrued expenses	$89,876	$28,496

Accrued revenue reserves as of March 31, 2018 now include amounts for variable consideration which is payable to direct and indirect customers related to the Toprol-XL Franchise, which the Company began recording on a gross basis on January 1, 2018. During 2017, sales of the Toprol-XL Franchise were recorded net of related costs as the Toprol-XL Franchise was sold on the Company’s behalf by AstraZeneca under a transition services agreement that expired on December 31, 2017.  The amounts for the variable consideration related to the Toprol-XL Franchise were recorded on a net basis in accounts payable as of December 31, 2017.

8.DEBT

Convertible Notes

On February 5, 2016, Aralez issued $75.0 million aggregate principal of 2.5% senior secured convertible notes due February 2022 (“2022 Notes”) resulting in net proceeds to Aralez, after debt issuance costs, of $74.5 million in connection with the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Aralez Canada and certain lenders party thereto. The 2022 Notes are convertible into common shares of Aralez at an initial conversion premium of 32.5%, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $8.28 per common share. Holders of the 2022 Notes may convert the 2022 Notes at any time and the 2022 Notes are not pre-payable by Aralez. Interest is payable to the note holders quarterly in arrears on the first business day of each January, April, July and October. Interest expense, which includes the amortization of debt issuance costs, was $0.5 million for each of the three months ended March 31, 2018 and 2017, respectively.  The Company estimated the fair value of the $75.0 million aggregate principal amount of the outstanding 2022 Notes to be approximately $59.4 million as of March 31, 2018, using a bond plus call option model that utilizes Level 3 fair value inputs. The carrying amount of the 2022 Notes was $74.7 million as of March 31, 2018, which is the principal amount outstanding, net of $0.3 million of unamortized debt issuance costs to be amortized over the remaining term of the 2022 Notes.

Credit Facility

Under the terms of the Facility Agreement, Aralez also had the ability to borrow from the lenders up to $200.0 million under a credit facility until April 30, 2017. On October 31, 2016, Aralez drew down $25.0 million under the credit facility to replenish the Company’s cash balance for the initial upfront payment of the $25.0 million in cash previously paid at the closing of the Zontivity acquisition in September 2016 and drew down an additional $175.0 million to finance the upfront cash payment for the acquisition of the Toprol-XL Franchise.  Amounts drawn under the credit facility must be repaid on the sixth anniversary from each draw, bear an interest rate of 12.5% per annum and are prepayable in whole or in part at any time following the end of the sixth month after the funding date of each draw. The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens and dividends.

Interest is payable to the noteholders under the credit facility quarterly in arrears on the first business day of each January, April, July and October. Interest expense, which includes the amortization of debt issuance costs, was $6.2 million for each of the three months ended March 31, 2018 and 2017, respectively. The Company estimated the fair value of the $200.0 million aggregate principal amount of the outstanding borrowings under the credit facility under the Facility Agreement to be approximately $220.7 million as of March 31, 2018, using a bond model that utilizes Level 3 fair value inputs. The carrying amount of the borrowings under the credit facility was $199.9 million as of March 31, 2018, which is the principal amount outstanding, net of $0.1 million of unamortized debt issuance costs to be amortized over the remaining term of the credit facility.

In addition, pursuant to a consent to the Facility Agreement entered into in connection with the acquisition of the Toprol-XL Franchise, the Facility Agreement was amended to include additional financial performance thresholds, including a minimum adjusted EBITDA threshold and a minimum specified revenue threshold relating to net sales of the Toprol-XL Franchise received by the Company. As of March 31, 2018, the Company was in compliance with all applicable financial performance thresholds.

9. EARNINGS PER SHARE

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net loss per common share is computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the 2022 Notes, the exercise of options to purchase common shares, the exercise of warrants, and the vesting of restricted stock units (“RSUs”), as well as their related income tax effects. Diluted net loss per common share differs from basic net loss per common share for the three months ended March 31, 2018 and 2017, respectively, given potential common shares underlying the warrants liability were dilutive (prior to expiration in May 2017) when considering the unrealized gain recognized for the change in the fair value of the warrants during the period.

	Three Months Ended March 31,
	2018	2017

Net loss, basic	$(19,741)	$(27,477)
Effect of dilutive securities:
Change in fair value of warrants liability	—	(24)
Net loss, diluted	$(19,741)	$(27,501)

Shares used in calculating basic net loss per common share	67,025	65,690
Effect of dilutive securities:
Effect of dilutive stock options, RSUs	—	—
Warrants to purchase common shares - liability-classified	—	—
Shares used in calculating diluted net loss per common share	67,025	65,690

Net loss per common share, basic	$(0.29)	$(0.42)
Net loss per common share, diluted	$(0.29)	$(0.42)

Potential common shares excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive were:

	Three Months Ended March 31,
	2018	2017

Options to purchase common shares, RSUs and PSUs	8,038	8,441
Warrants to purchase common shares - equity-classified	285	930
2022 Notes convertible into common shares	9,057	9,057

The Company assumed outstanding warrants in connection with the acquisition of Aralez Canada. The warrants are classified either as a liability, if the exercise price is denominated in Canadian dollars, or as equity if the exercise price is denominated in U.S. dollars. The following is a summary of warrants outstanding and exercisable as of March 31, 2018, and grouped in accordance with their respective expiration dates, with Canadian dollar exercise prices translated to U.S. dollars at the foreign exchange rate in effect at March 31, 2018:

	No. of Warrants	Weighted-Average
Quarterly period of expiration	Outstanding	Exercise Price

Q3 2018	16	$3.78
Q4 2019	108	$4.81
Q3 2020	110	$4.09
Q1 2021	51	$2.91
	285	$4.14

10.SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

In December 2015, the Company’s Board of Directors adopted the Aralez Pharmaceuticals 2016 Long-Term Incentive Plan, which became effective on February 5, 2016, upon consummation of the Merger. On May 3, 2017, the Company’s shareholders approved the Amended and Restated 2016 Long-Term Incentive Plan (the “Plan”), which increased the number of common shares covered by and reserved for issuance under this Plan by 4,300,000 common shares. The Plan is the only existing plan in which the Company is authorized to grant equity-based awards. The Plan provides for grants of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to employees, directors, and consultants.  At March 31, 2018, there were approximately 2,750,000 common shares remaining available for grant under the Plan.

Summary of Share-Based Compensation Expense

Share-based compensation expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
	2018	2017

Selling, general and administrative	$1,760	$2,820
Research and development	—	4
Total non-cash share-based compensation expense	$1,760	$2,824

Options to Purchase Common Shares

A summary of option activity for the three months ended March 31, 2018 is as follows:

		Weighted-	Weighted-
		Average	Average
	Underlying	Exercise	Remaining	Intrinsic
Stock Option Awards	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2017	3,203	$3.28	7.3 years
Granted	379	$1.75
Exercised	(36)	$1.56
Forfeited or expired	(510)	$4.46
Outstanding at March 31, 2018	3,036	$2.91	7.7 years	$16

Exercisable at March 31, 2018	1,021	$4.07	5.0 years	$19

The weighted average grant date fair value for option awards granted during the three months ended March 31, 2018 was $1.05 per option.

As of March 31, 2018, there was approximately $4.2 million of unrecognized compensation costs related to option awards, which are expected to be recognized over a remaining weighted average period of 1.6 years.

RSUs and PSUs

A summary of RSU, including performance share unit (“PSU”), activity for the three months ended March 31, 2018, is as follows:

		Weighted-
	Underlying	Average
	Underlying	Grant Date
Restricted Stock Units, including PSUs	Shares	Fair Value
Nonvested restricted stock units at December 31, 2017	4,601	$4.87
Granted	1,555	$2.51
Vested	(186)	$3.49
Forfeited or expired	(968)	$3.24
Nonvested restricted stock units at March 31, 2018	5,002	$4.50

During the three months ended March 31, 2018, approximately 1,380,000 PSUs with both market-based and service conditions were granted with an aggregate grant-date fair value of $3.8 million. The PSUs vest at the end of a three-year performance period based on the achievement of pre-determined market-based performance goals.

As of March 31, 2018, there was approximately $14.5 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a remaining weighted average period of 1.6 years.

11.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under cancellable and non-cancelable operating lease agreements.

Supply Agreements

The Company has various supply, license, distribution and manufacturing agreements with third parties that include purchase minimums or minimum royalties.  Pursuant to these agreements, the Company has minimum future obligations of approximately $15.3 million as of March 31, 2018.

See the “Contractual Obligations” section on page 45 of this Quarterly Report on Form 10-Q for a summary of the Company’s operating lease obligations and commitments under supply and certain other agreements.

Legal Proceedings

The Company is currently party to legal proceedings arising in the normal course of business, principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability or range of losses can be reasonably estimated. As a result, the Company has not recorded any loss contingencies for any of these matters as of March 31, 2018. While it is not possible to determine the outcome of these matters, in the event of an adverse outcome or outcomes, the Company’s business could be materially harmed. The Company intends to vigorously defend its intellectual property rights.

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

Inter Partes Review

On August 24, 2017, Mylan filed a Petition seeking Patent Trial and Appeal Board (“PTAB”) review of the ‘698 patent. On March 8, 2018, the PTAB instituted review of the claims of the ‘698 patent.  Pozen and Horizon have until three months to file a Patent Owner Response.  On April 6, 2018, DRL filed an IPR Petition seeking to join the instituted IPR filed by Mylan on the ‘698 patent.  Pozen and Horizon have until three months to file a Patent Owner Response.

On December 4, 2017, Mylan filed a Petition seeking PTAB review of the ‘208 patent.  On March 20, 2018, Pozen and Horizon filed their Preliminary Response to Mylan’s Petition. A decision on institution from the PTAB is anticipated to issue in June 2018.

12.SEGMENT INFORMATION

Aralez has one operating segment, the acquisition, development and commercialization of products in various specialty areas for the purpose of delivering meaningful products to improve patients’ lives while focusing on creating shareholder value. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.

13. SUBSEQUENT EVENTS

On May 8, 2018, the Company announced that, based on its continuing exploration and evaluation of numerous opportunities to streamline the business, reduce costs, and improve its capital structure and liquidity, it has determined that a new strategic direction is in the best interests of the Company and its stakeholders. This strategic direction will involve (i) a focus on the Company’s strong Canadian business, supported by the Toprol-XL Franchise, as well as Vimovo royalties, and (ii) the discontinuation of the remaining U.S. commercial business.  Decisive actions are being taken to wind down our U.S. commercial business immediately and ultimately close the U.S. operations. This new strategic direction is expected to significantly reduce the Company’s cost structure. In addition, the Company continues to explore and evaluate a range of strategic business opportunities to enhance liquidity, including (i) active discussions for the continued commercialization of Zontivity with a focus on divesting or out-licensing the U.S. rights, (ii) active discussions to divest the U.S. rights to Yosprala, Fibricor and Bezalip SR, and (iii) broader strategic and refinancing alternatives for its business.

The Company expects to record a restructuring charge as a result of the implementation of the plan in 2018, mainly related to severance costs and contract termination costs related to the shutdown of the U.S. business, with additional charges possible following decisions on divestments and closures of U.S. headquarters and other office locations.

The Company is also in the process of evaluating its intangible assets and goodwill, as it relates to the U.S. business, for impairment, as well as the fair value of the related contingent consideration liabilities. The carrying amounts for intangible assets related to the U.S. business total approximately $236.3 million as of March 31, 2018. Goodwill related to the U.S. business was approximately $5.0 million as of March 31, 2018. See Note 6, “Goodwill and Other Intangible Assets, Net,” for further detail. As of March 31, 2018, the Company had approximately $101.2 million in contingent consideration liabilities recorded in connection with its acquisitions of the Toprol-XL Franchise and Zontivity. See Note 4, “Fair Value,” for further detail of the Company’s contingent consideration liabilities.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of applicable securities laws in Canada. Forward-looking statements include, but are not limited to, statements about the possibility that liquidity may be insufficient to fund our operations for at least the next twelve months from May 8, 2018, continuing to explore and evaluate strategic business opportunities to enhance liquidity, the expected effects of cost savings initiatives, business development plans, our operating model and financial discipline, product launches, our strategies, plans, objectives, financial forecasts, goals, prospects, prospective products or product approvals, future performance or results of current and anticipated products, exposure to foreign currency exchange rate fluctuations, interest rate changes and other statements that are not historical facts, and such statements are typically identified by use of terms such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “continue” or the negative or similar words, variations of these words or other comparable words or phrases, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and with the applicable Canadian securities regulators on SEDAR on March 14, 2018 and those described from time to time in our future reports filed with the SEC and securities regulatory authorities in Canada. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. Amounts are expressed on an as‑converted from Canadian dollar to U.S. dollar basis, as applicable, and are calculated using the conversion rates as of and for the periods ended March 31, 2018 unless otherwise noted.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•	Overview—this section provides financial highlights, recent developments, a summary of our marketed products, a summary of our out-licensed products and our product pipeline update.

•	Results of Operations—this section provides a review of our results of operations for the three months ended March 31, 2018 and 2017.

•	Liquidity and Capital Resources—this section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•	Commitments and Contingencies—this section provides a summary of our material legal proceedings and a summary of our contractual obligations.

•	Critical Accounting Policies and Estimates—this section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•	Recent Accounting Pronouncements—this section provides a summary of accounting pronouncements that have been issued, but not yet adopted by the Company.

Overview

Aralez is a specialty pharmaceutical company focused on delivering meaningful products to improve patients’ lives while creating shareholder value by acquiring, developing and commercializing products in various specialty areas. Our parent corporation, Aralez Pharmaceuticals Inc., was incorporated under the British Columbia Business Corporations Act (“BCBCA”) on December 2, 2015. Our global headquarters is located in Mississauga, Ontario, Canada, and our Irish headquarters is located in Dublin, Ireland. Aralez was formed for the purpose of facilitating the business combination of POZEN Inc., a Delaware corporation (“Pozen”), and Tribute Pharmaceuticals Canada Inc. (now known as Aralez Pharmaceuticals Canada Inc.), a corporation incorporated under the laws of the Province of Ontario, Canada (“Aralez Canada”), which transaction closed on February 5, 2016 (the “Merger”).

2018 and More Recent Highlights

•

On March 13, 2018, the Company announced that it intends to discontinue sales of Yosprala in the United States.  The Company is currently assessing its options to optimize the value of this asset both in the United States and worldwide.

•

On April 3, 2018, Aralez Pharmaceuticals US Inc. (“APUS”) and the United States Government (the “Government”) entered into a Modification of Contract for Toprol-XL® (metoprolol succinate) pursuant to which the Government exercised its second renewal option under the VA National Contract between APUS and the Government (the “VA Contract”), extending the term of the VA Contract by one year to April 28, 2019 on the same pricing as had been in effect during the April 29, 2017 to April 28, 2018 annual term, except for a price decrease to the 200mg SKUs only (which are currently the smallest selling SKUs).

•

On May 8, 2018, the Company announced that, based on its continuing exploration and evaluation of numerous opportunities to streamline the business, reduce costs, and improve its capital structure and liquidity, it has determined that a new strategic direction is in the best interests of the Company and its stakeholders. This strategic direction will involve (i) a focus on the Company’s strong Canadian business, supported by the Toprol-XL Franchise, as well as Vimovo® royalties, and (ii) the discontinuation of the remaining U.S. commercial business.  Decisive actions are being taken to wind down our U.S. commercial business immediately and ultimately close the U.S. operations. In addition, the Company continues to explore and evaluate a range of strategic business opportunities to enhance liquidity, including (i) active discussions for the continued commercialization of Zontivity® with a focus on divesting or out-licensing the U.S. rights, (ii) active discussions to divest the U.S. rights to Yosprala®, Fibricor® and Bezalip® SR, and (iii) broader strategic alternatives for its business.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues:
Product revenues, net	$34,005	$6,686
Other revenues	4,076	19,283
Total revenues, net	38,081	25,969
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	11,536	2,756
Selling, general and administrative	26,502	30,846
Research and development	37	94
Amortization of intangible assets	8,990	8,513
Change in fair value of contingent consideration	5,085	4,443
Total costs and expenses	52,150	46,652
Loss from operations	(14,069)	(20,683)
Interest expense	(6,658)	(6,653)
Other income (expense), net	(212)	411
Loss before income taxes	(20,939)	(26,925)
Income tax expense (benefit)	(1,198)	552
Net loss	$(19,741)	$(27,477)
Basic net loss per common share	$(0.29)	$(0.42)
Diluted net loss per common share	$(0.29)	$(0.42)

Our Products

The Company currently commercializes products for cardiovascular, pain management, dermatological, allergy and certain other indications in Canada, as well as cardiovascular products in the United States. In addition, the Company outlicenses certain products in exchange for royalties and/or other payments. Certain of our main products are described below.

Marketed Products – Canada

Blexten TM (bilastine)

Blexten TM is a second generation antihistamine drug for the symptomatic relief of allergic rhinitis and chronic spontaneous urticaria. Blexten exerts its effect as a selective histamine H1 receptor antagonist, and has an effectiveness similar to other second generation antihistamines such as cetirizine, fexofenadine and desloratadine. It was developed in Spain by FAES Farma, S.A. In April 2016, Health Canada approved bilastine with the brand name Blexten (bilastine 20mg oral tablet) for the treatment of the symptoms of Seasonal Allergic Rhinitis (“SAR”) and Chronic Spontaneous Urticaria (“CSU”) (such as itchiness and hives). We began commercializing Blexten in Canada in December 2016. In April 2018, we executed an amendment to add an ophthalmic formulation of bilastine to our portfolio, which ophthalmic formulation is currently under development.

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

We consider the competitive market for Soriatane to be biologic therapies such as Enbrel®  (etanercept), Humira® (adalimumab) and Remicade®(infliximab), and oral agents such as cyclosporine and methotrexate. In July 2017 and November 2017, Health Canada issued Notices of Compliance for two generic versions of Soriatane and as of March 31, 2018, both of these generic versions had been launched on the market in Canada.

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

Marketed Products – United States

The Toprol-XL® Franchise

Toprol-XL is a cardioselective beta-blocker indicated for the treatment of hypertension, alone or in combination with other antihypertensives, the long term treatment of angina pectoris and treatment of stable, symptomatic (NYHA class II or III) heart failure of specific origins. Toprol-XL is an extended-release tablet that belongs to a family of high blood pressure medications known as beta-blockers. Extended-release tablets need to be taken only once a day. After swallowing Toprol-XL, the coating of the tablet dissolves, releasing a multitude of controlled release pellets filled with metoprolol succinate. Each pellet acts as a separate drug delivery unit and is designed to deliver metoprolol continuously over the dosage interval of 24 hours. We acquired the U.S. rights to the Toprol-XL Franchise from AstraZeneca AB (“AstraZeneca”) on October 31, 2016 in exchange for an upfront payment of $175.0 million, a payment for certain inventory and certain future royalties and contingent milestone payments, as described in Note 2, “Business Agreements” in the accompanying notes to consolidated financial statements in more detail. The Toprol-XL Franchise competes against several generic offerings for metoprolol succinate, including two new suppliers of generic versions of Toprol-XL that were recently approved by the FDA.  In addition, the FDA has recently announced a new policy to expedite the review of generic drug applications in certain circumstances, which could have the effect of facilitating and/or accelerating additional generic competition for the Toprol-XL Franchise.  We very recently experienced increased generic competition with respect to the Toprol-XL Franchise with a new generic entrant to the market, which may cause a negative impact on the future business and may adversely affect our financial condition, our results of operations and our ability to continue as a going concern.

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

Fibricor® and its Authorized Generic

Fibricor® (fenofibric acid)    is indicated as a complementary therapy along with diet for the treatment of severe hypertriglyceridemia and as a complementary therapy along with diet to reduce elevated LDL-C, Total-C, TG, and Apo B, and to increase HDL-C in patients with primary hypercholesterolemia or mixed dyslipidemia. Fibricor is currently protected by four U.S. patents extending to August 20, 2027. In May 2015, we acquired the U.S. rights to Fibricor and its related authorized generic. We began promoting Fibricor in the United States during the second quarter of 2016. Fibricor and its authorized generic compete against other cholesterol-lowering drugs known as fibrates. The large fibrate market is heavily genericized.

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

In 2010, we officially transferred to AstraZeneca the investigational new drug application (“IND”) and new drug application (“NDA”) for the product such that AstraZeneca became responsible for the commercialization of Vimovo. In November 2013, AstraZeneca entered into an agreement for Horizon Pharma USA, Inc. (“Horizon”) to acquire the U.S. rights for Vimovo. Under the terms of the agreement, we receive from Horizon a 10% royalty on net sales of Vimovo sold in the United States, with guaranteed annual minimum royalty payments of $7.5 million. The guaranteed annual minimum royalty payments are applicable for each calendar year that certain patents which cover Vimovo are in effect and certain types of competing products are not on the market in the United States.  Horizon’s royalty payment obligation with respect to Vimovo expires on the later of (a) the last to expire of certain patents covering Vimovo, and (b) ten years after the first commercial sale of Vimovo in the United States. The royalty rate may be reduced to the mid-single digits in the event of a loss of market share as a result of certain competing products. In June 2017, the United States District Court for the District of New Jersey upheld the validity of two patents owned by Aralez and licensed to Horizon covering Vimovo in the United States.  Subject to a successful appeal of the decision by the generic competitors party to the suit, this decision is expected to delay generic entry until the expiration of the applicable patents.  There is ongoing litigation with respect to other patents covering Vimovo, which if we are successful (and subject to a provisional license granted to Actavis effective January 1, 2025), would further prevent generic entry by the remaining generic competitors until March 2031.  See Note 11, “Commitments and Contingencies” in the accompanying notes to the consolidated financial statements in this report for more information.  In February 2018, we entered into an amendment to our license agreement with Horizon for Vimovo in the United States that allows Horizon to settle such litigation without our consent in certain circumstances.

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

In 2008, we transferred the IND and NDA for the product to GSK, which subsequently sold its rights in Treximet, including the related trademark, to Pernix Therapeutics Holdings, Inc. (“Pernix”) in 2014. As part of GSK’s divestiture to Pernix, restrictions on our right to develop and commercialize certain additional dosage forms of sumatriptan/naproxen combinations outside of the United States had been eliminated, allowing us to seek approval for these combinations on the basis of the approved NDA. GSK was previously, and Pernix is currently, responsible for the commercialization of Treximet in the United States, while we receive royalties based on net sales. In 2011, we sold to a financial investor, CPPIB Credit Investments Inc. (“CII”), for an upfront lump-sum, our rights to future royalty and milestone payments relating to Treximet sales in the United States and certain other products containing sumatriptan/naproxen sodium developed and sold by Pernix in the United States. By virtue of the agreement, we will also be entitled to receive a 20% interest in royalties, if any, paid on net sales of Treximet and such other products in the United States to CII relating to the period commencing in the second quarter of 2018. Four of the U.S. patents covering Treximet expired on February 14, 2018. The remaining U.S. patent covering Treximet expires on April 2, 2026 (including pediatric exclusivity).  Six companies filed abbreviated new drug applications (“ANDA”) with the FDA seeking approval to market a generic version of Treximet, which resulted in three generics permitted to launch in 2018 (as of May 3, 2018, at least one of these generic competitors had entered the market) and three other generics enjoined from launching until 2026. Pernix launched its own authorized generic of Treximet in February 2018.

Product Pipeline Updates

As noted above, we retained rights to develop and commercialize Treximet outside of the United States and plan to file a New Drug Submission with Health Canada with respect to Treximet in mid-2018.  If a New Drug Submission is filed in mid-2018, we expect the review to be completed and, if applicable, the product approved for marketing, in mid-2019.  Also as noted above, we acquired the Canadian rights to Zontivity (in addition to the U.S. rights) and are assessing our plans with respect to the commercialization of this product in Canada, which is already an approved product in Canada.  We plan to submit a SNDS in 2018 to expand the label for Zontivity in Canada to include peripheral artery disease.  Lastly, while we announced that we intend to discontinue of sales of Yosprala in the United States, we are continuing to assess our options to optimize the value of this asset both in the United States and worldwide.

Results of Operations for the three months ended March 31, 2018 and 2017

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Product revenues, net	$34,005	$6,686
Other revenues	4,076	19,283
Total revenues, net	$38,081	$25,969

Product Revenues, net

Net product revenues for the three months ended March 31, 2018 were $34.0 million, an increase of $27.3 million, compared to $6.7 million for the three months ended March 31, 2017. The increase related primarily to sales of the Toprol-XL Franchise, as well as Blexten and Cambia (in Canada) during the first quarter of 2018. During the first quarter of 2018, revenues for the Toprol-XL Franchise were recorded on a gross basis. During the first quarter of 2017, sales of the Toprol-XL Franchise, which was acquired in October 2016, were recorded in other revenues as the product was being sold on our behalf by AstraZeneca for an interim period post acquisition.

Other Revenues

Other revenues for the three months ended March 31, 2018 were $4.1 million, a decrease of $15.2 million, compared to $19.3 million for the three months ended March 31, 2017. The decrease related primarily to the change in classification of revenues for the Toprol-XL Franchise from Other revenues in the first quarter of 2017 to Product

Revenues, net in the first quarter of 2018.  During the first quarter of 2017, the Toprol-XL Franchise was sold on our behalf by AstraZeneca under a transition services agreement that expired in December 31, 2017. The decrease was partially offset by a slight increase in net royalties from Vimovo during the first quarter of 2018 compared to the prior year.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Costs and expenses:
Cost of product revenues (exclusive of amortization shown separately below)	$11,536	$2,756
Selling, general and administrative	26,502	30,846
Research and development	37	94
Amortization of intangible assets	8,990	8,513
Change in fair value of contingent consideration	5,085	4,443
Total costs and expenses	$52,150	$46,652

Cost of Product Revenues

Cost of product revenues were $11.5 million for the three months ended March 31, 2018, an increase of $8.7 million, compared to $2.8 million for the three months ended March 31, 2017. The increase in cost of product revenues during the first quarter of 2018 related primarily to costs associated with sales of the Toprol-XL Franchise, which were recorded on a gross basis in 2018. During the first quarter of 2017, costs of product revenues were recorded on a net basis in Other revenues as the Toprol-XL Franchise was being sold on our behalf by AstraZeneca under a transition services agreement that expired on December 31, 2017.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses totaled $26.5 million for the three months ended March 31, 2018, a decrease of $4.3 million, compared to $30.8 million for the three months ended March 31, 2017. The decrease in the three months ended March 31, 2018 was primarily due to $4.3 million in decreased costs for consulting and professional fees, a decrease of $2.0 million in costs related to the reduction in our U.S. sales force and lower direct marketing costs, and a decrease in share-based compensation of $1.0 million.  The decrease during the three months ended March 31, 2018 was partially offset by increased costs associated with the discontinuation of Yosprala.

Research and Development Expenses

Research and development expenses were $0.1 million for each of the three months ended March 31, 2018 and 2017, respectively.

Amortization of Intangible Assets

Amortization of acquired intangible assets is recognized ratably over the estimated useful life of the related assets acquired in the Merger and the acquisitions of Zontivity and the Toprol-XL Franchise in 2016. Amortization expense was $9.0 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $5.1 million and $4.4 million during the three months ended March 31, 2018 and 2017, respectively, related primarily to the change in fair value of the contingent consideration recorded in connection with the acquisitions of the Toprol-XL Franchise and Zontivity. The change in fair value related to accretion expense for both acquisitions. There were no significant changes to the valuation assumptions in either of the respective quarters ended March 31, 2018 and 2017.

Interest and Other Income, net

The following table sets forth interest expense and other income, net for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest expense	$(6,658)	$(6,653)
Other income (expense), net	(212)	411
Total interest expense and other income, net	$(6,870)	$(6,242)

Interest Expense

Interest expense totaled $6.7 million for each of the three months ended March 31, 2018 and 2017, respectively and was primarily due to the October 31, 2016 drawdown of $200.0 million under a credit facility under the Second Amended and Restated Debt Facility Agreement (the “Facility Agreement”), dated December 7, 2015, among Aralez Pharmaceuticals Inc., Pozen, Aralez Canada and certain lenders party thereto with an interest rate of 12.5% and the issuance of $75.0 million aggregate principal amount of our 2.5% senior secured convertible notes in February 2016.

Other Income (Expense), net

Other expense, net for the three months ended March 31, 2018 was $0.2 million compared to other income, net of $0.4 million for the three months ended March 31, 2017. The decrease related primarily to a $0.2 million loss on disposal assets associated with an office lease in Ireland during the three months ended March 31, 2018. Also contributing to the decrease was a $0.3 million gain from the sale of a building in Canada during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $43.9 million of cash and cash equivalents. Our principal sources of liquidity are the operating income of Aralez Canada; sales from the Toprol-XL Franchise; cash generated from the royalty payments received from our commercialization partners for net sales of Vimovo; and the financings completed on February 5, 2016 and October 31, 2016. Our principal liquidity requirements are for working capital; our debt service requirements; operational expenses; commercialization activities for products, including, our Canadian portfolio, the Toprol-XL Franchise and product candidates; contractual obligations, including any royalty and milestone payments that will or may become due; and capital expenditures.

Our ability to become profitable and/or to generate positive cash from operations depends upon, among other things, our ability to generate revenues from sales of our products and prudently manage our expenses.  The ability of our products to generate revenues and cash flows depends on a variety of factors, including the success of our commercialization efforts and competition in applicable markets (including the extent of additional generic competition with respect to the Toprol-XL Franchise). If we do not generate sufficient product revenues, or prudently manage our expenses, our business, financial condition, cash flows and results of operations will be materially and adversely affected.

During 2017 and early 2018, we implemented a number of cost savings initiatives designed to streamline our business, deliver profitability and support growth, as well as extend our cash runway. These cost-savings initiatives are expected to result in a leaner and more effective performance-oriented operating model.

On May 8, 2018, we announced that we have determined that a new strategic direction is in the best interests of the Company and its stakeholders. This strategic direction will involve (i) a focus on our strong Canadian business, supported by the Toprol-XL Franchise as well as Vimovo royalties, and (ii) the discontinuation of the remaining U.S.

commercial business.  Decisive actions are being taken to wind down our U.S. commercial business immediately and ultimately close the U.S. operations.  This new strategic direction is expected to significantly reduce the Company’s cost structure.  In addition, we continue to explore and evaluate a range of strategic business opportunities to enhance liquidity, including (i) active discussions for the continued commercialization of Zontivity with a focus on divesting or out-licensing the U.S. rights, (ii) active discussions to divest the U.S. rights to Yosprala, Fibricor and Bezalip SR, and (iii) broader strategic and refinancing alternatives for our business. We expect to record a restructuring charge as a result of the implementation of the plan in 2018, mainly related to severance costs and contract termination costs related to the shutdown of the U.S. business, with additional charges possible following decisions on divestments and closures of U.S. headquarters and other office locations.

In addition, we have very recently experienced increased generic competition with respect to the Toprol-XL Franchise, with a new generic entrant to the market, which may have a negative impact on future business.

Based on recent events described above, and despite the cost savings initiatives also described above, we have determined that there is a reasonable possibility that we may not have sufficient liquidity to fund our current and planned operations through the next 12 months, which raises substantial doubt about our ability to continue as a going concern.  We have based this belief on assumptions and estimates that may prove to be wrong, and we could generate more or less revenues than expected or spend our available cash and cash equivalents less or more rapidly than expected.

We are continuing to explore and evaluate strategic business opportunities to enhance liquidity, including by any combination of debt refinancing, additional cost savings initiatives, proceeds-generating transactions, such as the divestiture or out-license of certain assets, M&A activities and/or other strategic opportunities. There can be no assurances that these other initiatives will be available on reasonable terms, or at all. If the we are not successful with respect to the initiatives described above, or if our future operations fail to meet our current expectations (including as a result of increased generic competition with respect to the Toprol-XL Franchise), our projected future liquidity may be negatively impacted, which may materially and adversely affect our business, financial condition, cash flows and results of operations. See also Part II - Item 1.A - “Risk Factors.”

Borrowings and Other Liabilities

At March 31, 2018, we had $75.0 million aggregate principal outstanding related to our 2.5% senior secured convertible notes due February 2022 (the “2022 Notes”) issued to certain lenders under the Facility Agreement in connection with the closing of the Merger and $200.0 million outstanding under a credit facility under the Facility Agreement, due on October 31, 2022, with an interest rate of 12.5% per annum (the “Acquisition Loans”).

See Note 8, “Debt,” in the accompanying notes to consolidated financial statements for additional information.

Repurchases of Common Shares

From time to time, our Board of Directors may authorize us to repurchase our common shares, subject to compliance with our credit agreement. Although we have no intention to do so, if and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Aralez and its shareholders. Any such repurchases could deplete some of our cash resources.

Cash Flows

Operating Activities

Net cash provided by operating activities was $18.6 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $10.5 million for the three months ended March 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 was primarily related to a temporary improvement in the Company’s working capital related to the Toprol-XL Franchise, partially offset by cash used to fund our operations as well as the certain payments related to the former distributor of the Toprol-XL AG.

Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2017 was primarily related to positive working capital from our Toprol-XL acquisition, as well as non-cash adjustments for depreciation and amortization, contingent consideration accretion, and stock-based compensation.

Investing Activities

Net cash used in investing activities was de minimis for the three months ended March 31, 2018 compared to net cash used by investing activities of $1.7 million for the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2017, principally related to $1.5 million paid for capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $3.4 million and related to contingent consideration payments made for the Toprol-XL Franchise and Zontivity acquisitions, partially offset by $0.1 million in proceeds from stock option exercises. Net cash used in financing activities for the three months ended March 31, 2017 was de minimis but included $0.1 million related to contingent consideration payments offset by $0.1 million in proceeds from stock option exercises.

Commitments and Contingencies

Legal Proceedings

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements.

Contractual Obligations

The table below presents a summary of our contractual obligations at March 31, 2018 (in thousands):

	Payments Due By Period
		Within			More than
Contractual Obligations (1)	Total	1 year	1-3 Years	3-5 Years	5 years
2022 Notes – principal (2)	$75,000	$—	$—	$75,000	$—
2022 Notes – interest (2)	7,690	1,875	3,755	2,060	—
Acquisition Loans - principal (3)	200,000	—	—	200,000	—
Acquisition Loans - interest (3)	120,958	25,000	50,068	45,890
Milestone payments to AstraZeneca (4)	45,000	—	39,375	5,625	—
Operating lease obligations (5)	15,794	2,096	4,138	2,970	6,590
Other (6)	15,348	12,090	2,044	764	450
Total	$479,790	$41,061	$99,380	$332,309	$7,040

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

(2)

The interest expense for the 2022 Notes includes the fixed-rate 2.5% per annum interest payable on the $75.0 million principal outstanding as of March 31, 2018. The table above assumes no conversions prior to maturity.

(3)	The interest expense on the Acquisition Loans includes the fixed-rate 12.5% per annum interest payable on the $200.0 million currently outstanding.

(4)

In connection with our acquisition of the Toprol-XL Franchise, as of March 31, 2018, we are obligated to pay milestone payments due to the occurrence of certain milestone events based on the annual aggregate net sales of the Toprol-XL Franchise and other contingent events, which were achieved in the fourth quarter of 2017. These payments are scheduled to be paid in eight equal quarterly payments of approximately $5.6 million beginning in the second quarter of 2019.

(5)

Amounts represent lease obligations existing at March 31, 2018, primarily for office space, including lease agreements for our global headquarters in Mississauga, Ontario, Canada, for our office in Princeton, New Jersey, and for our Irish headquarters in Dublin, Ireland. The table above includes lease commitments for the full term of the leases under the respective agreements. Certain of such lease agreements may be terminated before the full term, including the agreement for the Princeton, New Jersey lease, which may be terminated after seven years in consideration of an early termination penalty equal to four months of rent.

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

We have various agreements with third-parties with contingent consideration and milestone payments that are potentially payable by or to us, as more fully described in Note 2, “Business Agreements,” in the accompanying notes to the consolidated financial statements. These payments are contingent upon achieving development, regulatory and/or sales-based milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain. These agreements include:

•

In connection with our acquisition of the Toprol-XL Franchise, we are obligated to pay up to an additional $3.0 million (in addition to the eight quarterly installments of approximately $5.6 million in respect to certain milestone events as described above) in milestone payments in the event net sales of the Toprol-XL Franchise exceed $125 million or $135 million in a year. We are also obligated to make royalty payments of (A) 15% of total quarterly net sales of branded Toprol-XL and any other authorized or owned generic version of Toprol-XL that is marketed, distributed or sold by Aralez, and (B) 15% of quarterly net sales of the current or any other third party authorized generic, but for purposes of royalty payments and clause (B) only, net sales do not include the supply price paid for the applicable product by Aralez Ireland to AstraZeneca under the supply agreement entered into between Aralez Ireland and AstraZeneca in respect of the applicable period.

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

•

Under an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), we have the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, which is now named Blexten in Canada. We will owe milestone payments of approximately $3.5 million to Faes if certain sales targets or other milestone events are achieved.

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

In addition, in connection with our recently announced plan to wind down our U.S. commercial activities and close our U.S. operations, we expect that we will make significant payments related to contract terminations and severance costs. These amounts are have not yet been quantified and therefore are not included in the table above.

Off-Balance Sheet Arrangements

At March 31, 2018, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Revenue Recognition

Principal sources of revenue are (i) product revenues from sales of the product portfolio acquired in our acquisition of Aralez Canada, (ii) product revenues from sales of the Toprol-XL Franchise and Zontivity, and (iii) royalty revenues from sales of Vimovo® by our commercialization partners.

Product Revenue, Net

Our products are distributed through a limited number of specialty distributors, specialty pharmacy providers and wholesalers in the U.S. and Canada (each a “Customer”, or collectively, its “Customers”).  These Customers subsequently resell our products to healthcare providers, pharmacies and patients.  In addition to distribution agreements with Customers, we enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

Revenues from product sales are recognized when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer.  When we perform shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), these activities are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.  Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.  We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Prior to 2018, revenues from the Toprol-XL Franchise, which was acquired on October 31, 2016 and sold by AstraZeneca on our behalf under a transition services agreement from the acquisition date through December 31, 2017, were recorded net of related cost since we were not the principal in the arrangement. We recorded this revenue in other revenues, similar to a royalty arrangement through December 31, 2017 (other than sales under the Lannett Toprol-XL AG Agreement, which was executed in November 2017).  Under a transition services agreement with AstraZeneca, we established reserves based on estimates of amounts for rebates, chargebacks, discounts, distributors fees, and returns and allowances earned or to be claimed on the related sales based on information provided by AstraZeneca in accordance with the Toprol-XL Asset Purchase Agreement.

When the Company is the principal in the sales of marketing of a product, the Company recognizes gross revenues and cost of product revenues from the sales of that product. which are classified as product revenues, net and cost of product revenues. Beginning on January 1, 2018, the Company is deemed to be the principal in the sales and marketing of Toprol-XL branded products. The Company became the principal in the sales and marketing of the Toprol-XL AG upon the execution of the Lannett Toprol-XL AG Agreement in November 2017.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to our sale of our products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).  Where appropriate, these estimates take into consideration a range of possible outcomes and contemplates relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.

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

Trade Discounts and Allowances

We generally provides Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive sales order management, data and distribution services from certain Customers.  To the extent the services received are distinct from o sale of products to the Customer, these payments are classified in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

Product Returns

Consistent with industry practice, we generally allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date.  We estimate the amount of our product sales that may be returned by our Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical data of actual returns and analysis of the level of inventory in the distribution channel, if any.

Provider Chargebacks and Discounts

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us.  Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.  Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issues credits for such amounts within a few weeks of the Customer’s notification to us of the resale.  Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.

Government Rebates

We are subject to discount obligations under state Medicaid programs and Medicare.  We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that contemplates our estimated payor mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet.  For Medicare, we make estimates for prescription drug coverage gap for patients whom we will owe an additional liability under the Medicare Part D program.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates

We contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products.  We estimate these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives

Other incentives which we offer include voluntary patient assistance programs, such as co-pay assistance programs which are intended to provide financial assistance to commercially insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Other Revenues

We enter into licensing agreements, from time to time, which are within the scope of Topic 606, under which we may license certain rights to its products or product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.  Each of these payments results in revenues recognized and classified as other revenues.

Licenses of intellectual property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Under our various contracts, we may receive up-front payments and fees, which may require deferral of revenue recognition to a future period until perform our obligations under these arrangements.  Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Intangible Assets

Goodwill

Goodwill relates to amounts that arose in connection with the acquisitions of Aralez Canada, Zontivity and the Toprol-XL Franchise. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount. See Note 13, “Subsequent Events,” for further discussion relating to our goodwill.

Other Intangible Assets, net

Other intangible assets consist of acquired technology rights. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. Such impairment charges may be material to our results. The valuation techniques utilized in performing the initial valuation of other intangible assets or subsequent quantitative impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or assumptions could result in significantly different fair value estimates. See Note 13, “Subsequent Events,” for further discussion relating to our intangible assets.

Contingent Consideration

Certain of our business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones and royalty payments on future product sales. The fair value of contingent consideration liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment. See Note 13, “Subsequent Events,” for further discussion relating to our contingent consideration.

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

Share-Based Compensation

We expense the fair value of employee share-based compensation over the employees' service periods, which are generally the vesting period of the equity award. For awards with performance conditions granted, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable. Awards with market-based conditions are expensed over the service period regardless of whether achievement of the market condition is deemed probable or is ultimately achieved. Compensation expense is measured using the fair value of the award at the grant date. We recognize the impact of forfeitures of share-based awards when they occur, with no adjustment for estimated forfeitures.

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

The carrying amount of our cash and cash equivalents approximate its fair value due to the short-term nature of these amounts. The contingent consideration liability is also carried at fair value, and is recorded as separate short and long-term balances on the consolidated balance sheet at March 31, 2018. The significant unobservable inputs used in the fair value measurement of our contingent consideration liability include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. The use of different inputs in the valuation of the contingent consideration liability could result in materially different fair value estimates.

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

.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC Topic 606.  There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors, as well as the risk factors discussed under the “Part I – Item 1A – Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC and applicable Canadian securities regulators on SEDAR on March 14, 2018. The following updates and supplements the risk factors previously disclosed in the Annual Report.

A significant amount of our revenues come from our Toprol-XL Franchise and increased generic competition to the Toprol-XL Franchise could have a material adverse effect on our business, financial condition, results of operations, and our ability to continue as a going concern and could cause the market value of our common shares to decline.

Toprol-XL was first approved by the FDA in 1992 and is no longer subject to patent protection in the United States.  There are several suppliers of generic versions of Toprol-XL (metoprolol succinate), including two new suppliers recently approved by the FDA. We have recently experienced an increase in competition to the Toprol-XL Franchise with a new entrant to the market, which may have a negative impact on future business.  In addition, other generic manufacturers may enter the market for metoprolol succinate. The FDA has also recently announced a new policy to expedite the review of generic drug applications in certain circumstances, which could have the effect of facilitating and/or accelerating additional generic competition for the Toprol-XL Franchise.  A significant portion of our revenue is derived from the Toprol-XL Franchise and if additional generic competitors enter the market for metoprolol succinate, if there is additional competition for existing business opportunities in the market or if there is additional price erosion in the current market, there could be a material adverse effect on our business, financial condition, results of operations and ability to continue as a going concern and could cause the market value of our common shares to decline.

Our Operations have consumed substantial amounts of cash since inception.  If our operations do not produce sufficient cash flow, our business, financial condition, cash flows and results of operations could be materially and adversely affected. These factors raise substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity are cash generated from the operating income of Aralez Canada; sales from the Toprol-XL Franchise; cash generated from the royalty payments received from our commercialization partners for net sales of Vimovo; and the financings completed on February 5, 2016 and October 31, 2016. Our principal liquidity requirements are for working capital; our debt service requirements; operational expenses; commercialization activities for products, including our Canadian product portfolio, and the Toprol-XL Franchise and product candidates; contractual obligations, including any royalty and milestone payments that will or may become due; and capital expenditures.

Since the Merger in February 2016, we have incurred significant net losses. For the three months ended March 31, 2018, we had a net loss of approximately $19.7 million. For the year ended December 31, 2017, we had a net loss of approximately $125.2 million. Although the Company generated cash from operations for the quarter ended March 31, 2018 of $18.6 million, this relates to a temporary improvement in our working capital. The Company has a history of negative cash flows from operations, including net cash used in its operating activities of $28.8 million during the year ended December 31, 2017.

As of March 31, 2018, we had an aggregate of $43.9 million in cash and cash equivalents.  Despite various cost-cutting initiatives, there is a reasonable possibility that our existing cash and cash equivalents, along with cash generated from our operations, may not be sufficient to fund its current and planned operations through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future, if at all.  Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.

Further, while we are continuing to explore and evaluate strategic business opportunities to enhance liquidity, there can be no assurances that these initiatives will be available on reasonable terms, or at all. If we are not successful with respect to such initiatives described above, or if our future operations fail to meet current expectations, our projected future liquidity may be negatively impacted, which could materially and adversely affect our business, financial condition, cash flows, results of operations and ability to continue as a going concern.

We have had and may continue to experience negative cash flows from operations.

We have made significant up-front investments in sales and marketing and general and administrative expenses in order to rapidly develop and expand our business. We are currently incurring expenditures related to our operations that have generated a negative operating cash flow. Operating cash flow may decline in certain circumstances, many of which are beyond our control. There is no assurance that sufficient revenues will be generated in the near future. An inability to generate positive cash flow until we reach a sufficient level of sales with positive gross margins to cover operating expenses or raise additional capital on reasonable terms could materially and adversely affect our business, financial condition, cash flows and results of operations and our ability to continue as a going concern.

We may not realize the expected benefits of our initiatives to reduce costs across our organization, including our recent decision to wind down and close our U.S.  operations.  In addition, such initiatives, along with considerations regarding our ability to continue as a going concern, may negatively impact our ability to retain key personnel necessary to manage our business.

We have announced and undertaken a number of cost-savings initiatives across out organization in order to enhance our profitability and liquidity profile, including most recently our decision to wind down and close our U.S. operations.  Such cost savings initiatives may not result in the anticipated improvements to profitability or our liquidity position.    In addition, we have incurred restructuring charges and may incur additional restructuring charges as we implement our cost saving initiatives and we may not realize some or all of the expected benefits from such initiatives.  There may also be significant disruptions in our operations now or in the future as a result of these initiatives, which may impact our business, financial condition or results of operations.

In addition, such cost-saving initiatives, as well as considerations regarding our ability to continue as a going concern, may negatively impact our ability to retain or recruit key personnel.  Our future ability to successfully manage our business may depend in part on the continued service of our key personnel. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to retain or recruit high quality personnel, our ability to successfully manage our business will be limited.

In connection with our initiatives to enhance liquidity, we expect to pursue the sale or out-license of certain products.  We may be unsuccessful in such efforts, which may impact our liquidity.

As part of our initiatives to enhance longer-term liquidity, we are exploring selling certain of our products, technologies or other assets, particularly with respect to our United States business. We may also enter in to outbound license agreements with respect to our products. Sales, licenses or similar arrangements may be complex, time-consuming and expensive, and the process of negotiating the sale might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for our business, whether or not any such transaction is ever consummated. Moreover, forecasted sales may not materialize, and we may have to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.  In addition, if we are unable to identify sale targets or close such sale and/or license transactions successfully, and as a result, our future operations fail to meet current expectations, our projected future liquidity may be limited, which could materially and adversely affect our business, financial condition, cash flows, results of operations and ability to continue as a going concern.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1	Employment Agreement, dated March 13, 2018, between Aralez Pharmaceuticals, Inc. and Michael Kaseta

10.2

Modification of Contract, executed on April 3, 2018, between the United States of America and Aralez Pharmaceuticals US Inc. (incorporated by reference to Exhibit 10.1 to Aralez Pharmaceuticals Inc.’s Current Report on Form 8-K filed April 5, 2018)

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

101

The following materials from Aralez Pharmaceuticals Inc.’s Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

†Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b‑2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARALEZ PHARMACEUTICALS INC.

May 8, 2018

By:	/s/ Michael J. Kaseta
Michael J. Kaseta
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)